Form 10QSB
period 1996-09-30
NUTRITION MEDICAL INC
filed 1996-11-14
CIK 1001136

================================================================================


                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-QSB

[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________

COMMISSION FILE NUMBER 333-9999

                               NUTRITION MEDICAL, INC.
          (Exact name of Small Business Issuer as specified in its charter)


            MINNESOTA                                            41-1756256
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                         Identification Number)

              9850 51ST AVENUE NORTH, SUITE 110, MINNEAPOLIS, MN  55442
                       (Address of principal executive offices)

                                    (612) 551-9595
                             (Issuer's telephone number)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes         No    X
    -------    -------

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

         Class                         Outstanding as of November 8, 1996
         -----                         ----------------------------------
Common Stock, $.01 par value                     4,593,024 shares

Transitional Small Business Disclosure Format (Check one):  Yes        No   X
                                                               ------    ------

================================================================================

                               NUTRITION MEDICAL, INC.

                                        INDEX


                            PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements                                           Page No.
                                                                        --------
              Condensed Statements of Operations (Unaudited) For the
              Three Months and Nine Months Ended September 30,
              1996 and 1995                                                2

              Condensed Balance Sheets (Unaudited) As of
              September 30, 1996 and December 31, 1995                     3

              Condensed Statements of Cash Flows (Unaudited)
              For the Nine Months Ended September 30, 1996 and 1995        4

              Notes to Condensed Financial Statements (Unaudited)          5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               6

                             PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders              11

Item 6.  Exhibits and Reports on Form 8-K                                 11

                            PART I - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                               NUTRITION MEDICAL, INC.
                          CONDENSED STATEMENTS OF OPERATIONS
                                     (Unaudited)


                                               Three months ended            Nine months ended
                                                  September 30,                 September 30,
                                                  -------------                 -------------
                                               1996           1995           1996           1995
                                               ----           ----           ----           ----
Net sales                                   $  645,208     $  205,791    $ 1,731,257     $  489,897
Cost of goods sold                             400,293         88,706      1,082,487        228,632
                                            ----------     ----------    -----------     ----------
Gross profit                                   244,915        117,085        648,770        261,265

Operating expenses:
  Selling, general and administrative          375,936        328,760        953,615        852,245
  Research and development                      51,823         43,818        147,978         72,105
                                            ----------     ----------    -----------     ----------
                                               427,759        372,578      1,101,593        924,350
                                            ----------     ----------    -----------     ----------

Operating loss                                (182,844)      (255,493)      (452,823)      (663,085)

Other income (expense):
  Interest income                                7,619            820         27,087          1,494
  Interest expense                                (554)        (1,450)        (3,458)        (3,799)
                                            ----------     ----------    -----------     ----------
                                                 7,065           (630)        23,629         (2,305)
                                            ----------     ----------    -----------     ----------

Net loss                                    $ (175,779)    $ (256,123)   $  (429,194)    $ (665,390)
                                            ----------     ----------    -----------     ----------
                                            ----------     ----------    -----------     ----------

Net loss per share                          $     (.04)    $     (.08)   $      (.10)    $     (.24)
                                            ----------     ----------    -----------     ----------
                                            ----------     ----------    -----------     ----------

Weighted average number of shares
  outstanding                                4,270,543      3,182,488      4,245,680      2,822,424
                                            ----------     ----------    -----------     ----------
                                            ----------     ----------    -----------     ----------


See accompanying notes to condensed financial statements

                               NUTRITION MEDICAL, INC.
                               CONDENSED BALANCE SHEETS

                                                   September 30,   December 31,
                                                       1996            1995
                                                       ----            ----
                                                    (Unaudited)
                                        ASSETS
Current assets:
  Cash and cash equivalents                         $   512,473   $  1,127,247
  Accounts receivable                                   317,069        121,345
  Inventories                                           325,773        358,104
  Prepaid expenses                                      295,237          5,729
                                                    -----------   ------------
    Total current assets                              1,450,552      1,612,425

Equipment and office furniture (net)                     78,756         81,595
                                                    -----------   ------------

      Total assets                                  $ 1,529,308   $  1,694,020
                                                    -----------   ------------
                                                    -----------   ------------

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                  $   366,854   $    313,810
  Accrued expenses                                      370,450        198,512
  Current portion of long-term debt                         ---        100,000
                                                    -----------   ------------

    Total current liabilities                           737,304        612,322

Shareholders' equity:
  Common stock, $.01 par value, 20,000,000 shares
    authorized, 3,155,524 and 3,105,524 issued and
    outstanding in 1996 and 1995                         31,555         31,055
  Additional paid-in capital                          2,720,612      2,581,612
  Accumulated deficit                                (1,960,163)    (1,530,969)
                                                    -----------   ------------

    Total shareholders' equity                          792,004      1,081,698
                                                    -----------   ------------

      Total liabilities and shareholders' equity    $ 1,529,308   $  1,694,020
                                                    -----------   ------------
                                                    -----------   ------------


               See accompanying notes to condensed financial statements

                               NUTRITION MEDICAL, INC.
                          CONDENSED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                         Nine months ended
                                                           September 30,
                                                           -------------
                                                         1996          1995
                                                         ----          ----
OPERATING ACTIVITIES
  Net loss                                           $ (429,194)   $  (665,390)
  Adjustments to reconcile net loss to net cash used in operating activities:

    Depreciation                                         17,259         16,899
    Value of warrants granted for services performed     14,500          5,000
    Changes in operating assets and liabilities:
       Accounts receivable                             (195,724)       (66,771)
       Inventories                                       32,331        (91,614)
       Prepaid expenses                                (289,508)        (4,689)
       Accounts payable                                  53,044        162,524
       Accrued expenses                                 171,938         45,503
                                                     ----------    -----------
Net cash used in operating activities                  (625,354)      (598,538)

INVESTING ACTIVITIES
  Purchase of equipment and office furniture            (14,420)       (31,174)
                                                     ----------    -----------
Net cash used in investing activities                   (14,420)       (31,174)

FINANCING ACTIVITIES
  Proceeds from issuance of common stock                125,000      1,974,167
  Payments on notes payable                            (100,000)          ----
                                                     ----------    -----------
Net cash provided by financing activities                25,000      1,974,167
                                                     ----------    -----------

Increase (decrease) in cash                            (614,774)     1,344,455
Cash and cash equivalents at beginning of period      1,127,247        111,080
                                                     ----------    -----------

Cash and cash equivalents at end of period           $  512,473    $ 1,455,535
                                                     ----------    -----------
                                                     ----------    -----------


               See accompanying notes to condensed financial statements

                               NUTRITION MEDICAL, INC.
                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                     (UNAUDITED)

1.  BASIS OF PRESENTATION

    The condensed consolidated financial statements as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995 included in this Form 10-QSB have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's Registration Statement on Form SB-2 and Prospectus dated September 26, 1996, for the year ended December 31, 1995.

    The condensed consolidated financial statements presented herein as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995 are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.


2.  SHAREHOLDER ACTIONS

    On August 19, 1996, the shareholders of the Company approved an amendment to the Company's Articles of Incorporation increasing the number of shares of authorized capital stock from 10,000,000 to 25,000,000 shares, 5,000,000 of which were undesignated preferred stock. In addition, the shareholders approved a proposal increasing the number of shares available for issuance under the Company's 1995 Long-Term Incentive and Stock Option Plan from 500,000 to 800,000 and adopted the Nutrition Medical, Inc. 1996 Non-Employee Director Stock Option Plan, reserving under this plan 100,000 shares of the Company's common stock for issuance to directors of the Company who are not also employees.


3.  INITIAL PUBLIC OFFERING

    On September 26, 1996, the Company's registration statement for its initial public offering was declared effective by the Securities and Exchange Commission. The Company sold pursuant to this registration statement, in a transaction that closed on October 1, 1996, 1,437,500 shares of the Company's Common Stock at $3.50 per share, including an overallotment of 187,500 shares. Net proceeds to the Company, after deducting all offering costs, totaled $4.24 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


CAUTIONARY STATEMENT

    This Quarterly Report on form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases "believes", "anticipates", "intends", "will likely result", "estimates", "projects" or similar expressions are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances after the date of such statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business. Such forward-looking statements are qualified in their entirety by the cautions and risk factors set forth under the "Cautionary Statement" filed as exhibit 99.1 to this Form 10-QSB.

GENERAL

    The Company develops and sells nutrition products offered as lower cost, generic alternatives to equivalent national branded products. Initial product development focused on branded generic products for the critical care nutrition market. These products are sold to hospitals and other health care providers to feed critically ill patients who cannot consume adequate nutrients orally and consequently require specialized feeding via tubes into the intestinal tract. As of September 30, 1996, the Company had developed six such products. Critical care nutrition products are generally purchased by a relatively large customer base which typically places orders in relatively small order quantities. Until the fourth quarter of 1995, all sales were solely attributable to this product line.

    In October 1995, the Company introduced an adult nutrition supplement product line. Adult nutrition supplements are designed to provide balanced nutrition in beverage form as a supplement or substitute for solid food for healthy individuals as well as those recovering from or affected by illness. These products are marketed to retail chains and are generally packaged using the retailer's proprietary store brand label. Such private label products allow the retailer to offer quality, low cost alternatives to national branded adult nutrition products. The Company's private label nutrition product line currently consists of three adult nutrition supplements, each of which is available in three flavors. Adult nutrition supplements are generally purchased by a relatively small customer base which typically places relatively large orders.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

    NET SALES. The Company's net sales for the three months ended September 30, 1996 totaled $645,208, representing an increase of $439,417, or 214%, over net sales of $205,791 in the corresponding 1995 period. Sales of the Company's critical care nutrition products, which accounted for 100% of the 1995 period sales of $205,791, increased $97,124 or 47% to $302,915 in the three months ended September 30, 1996. Of this increase, $41,122 is attributable to new products introduced in the 1996 period and $56,002 is the result of increased unit sales of products offered in both periods. The balance of the 1996 revenues, $342,293, was derived from sales of the Company's adult nutrition supplement products, introduced in October of 1995.

    The prices of the Company's products remained relatively stable within and between the two reporting periods. Management believes that the growth in unit sales is the result of increased marketing efforts of the Company as well as wider acceptance and use of the Company's products by existing customers. The critical care nutrition products offered by the Company are marketed as less expensive alternatives to established products. In response, a competitor of the Company has lowered its prices to select customers of its branded products, offsetting part or all of the price advantage of the Company's three competing products. Although the Company continues to experience overall sales growth of these products, management believes that these selective price reductions resulted in lost sales and slowed the rate of sales growth of the Company's three competing products, and that this competitor has begun to use this form of selective price competition more frequently.

    GROSS PROFIT. The Company's gross profit increased by $127,830 or 109% to $244,915 for the three months ended September 30, 1996 compared to $117,085 in the same period in 1995. The following table sets forth the gross profit and gross profit percentage, by product line, for the three months ended September 30, 1996 and 1995:

                                   Three months ended September 30,
                                   --------------------------------
                                  1996                          1995
                        -------------------------     -------------------------
    Product Line        Gross profit   % of Sales     Gross Profit   % of Sales
    ------------        -------------------------     -------------------------
Critical Care Nutrition   $ 175,429      57.9%          $117,085       56.9%
Adult Nutrition
 Supplements                 69,486      20.3         --product not available--
                        -------------------------     -------------------------
         Total            $ 244,915      38.0%          $117,085       56.9%


The introduction in the 1996 period of the lower gross profit adult nutrition supplement products resulted in a decrease in overall gross profit, as a percentage of sales, from 56.9% in 1995 to 38% in 1996. The gross profit related to sales of the critical care nutrition products increased slightly over the periods presented, largely the result of product mix within the category. The gross profit percentage of the adult nutrition products were within management's expectations and represent a slight increase from prior periods. If sales of adult nutrition supplements increase as a proportion of total sales, management expects the overall gross profit to decline.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased by $47,176 or 14.3% in the three months ended September 30 1996 compared with the same period in 1995. The increase is related to overall higher costs resulting from the continued development of the Company's sales and administration infrastructure and a $15,000 reserve for bad debt established in the 1996 period relating to a single customer in chapter 11 bankruptcy. The Company also incurred approximately $68,000 more in legal costs in the 1995 period as a result of two lawsuits against the Company.

    RESEARCH AND DEVELOPMENT. Research and development costs increased 18.3% to $51,823 for the three months ended September 30, 1996 compared with the $43,818 expensed in the corresponding period in 1995. The increase is attributable to higher costs associated with the Company's development of an infant formula product.


NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

    NET SALES. Net sales for the nine months ended September 30, 1996 totaled $1,731,257 compared to $489,897 for the same period in 1995, an increase of 253%. The growth in sales is attributable to increases in sales of products offered in both periods, as well as new products introduced since the September 30, 1995 reporting period. Sales of the Company's critical care nutrition products increased $358,540, or 73%, from $489,897 in the nine months ended September 30, 1995 to $848,436 in the corresponding 1996 period. New clinical products introduced in the 1996 period accounted for $60,153 of the increase, with the balance from new customers and growth in orders from existing customers. The remaining sales increase between periods, $882,821, was derived from sales of adult nutrition supplements, introduced in October 1995. Included in these sales is a single customer whose product purchase in the first quarter of 1996 accounts for approximately 38% of adult nutrition supplement sales year-to-date (approximately 19% of total sales in the nine-month period). This customer placed no orders in the second and third quarters and had recently informed the Company of its intent to discontinue purchasing adult nutrition supplements from the Company and source the product from a competitor of the Company. The customer subsequently agreed to consider a revised proposal from the Company. Final resolution of the status of this customer is expected in the fourth quarter. Third quarter sales of adult nutrition supplements
(without this customer) exceeded the average level of sales for the first two quarters (which included sales to this customer). Management believes that while the loss of this customer will have a negative impact on the sales growth rate, part or all of the loss will be offset by the addition of new customers.

    GROSS PROFIT. The overall increase in sales in the nine months ended September 30, 1996, resulted in an increase in gross profit of $387,505, or 148%, to $648,770 compared with $261,265 in the same period in 1995. The following table sets forth the gross profit and gross profit percentage, by product line, for the nine months ended September 30, 1996 and 1995:

                                   Nine months ended September 30,
                                   --------------------------------
                                  1996                          1995
                        -------------------------     -------------------------
    Product Line        Gross profit   % of Sales     Gross Profit   % of Sales
    ------------        -------------------------     -------------------------
Critical Care Nutrition  $ 482,325     56.8 %          $261,265      53.3%
Adult Nutrition
 Supplements               166,445     18.8           --product not available--
                        -------------------------     -------------------------
    Total                $ 648,770     37.5%           $261,265      53.3%

    The improvement in the gross profit as a percentage of sales in 1996 within the critical care nutrition product line is the result of product mix changes between the periods and has remained relatively consistent throughout 1996. The gross profit percentage of sales generated by the adult nutrition supplements has been consistent throughout 1996.

    SELLING GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased by $101,370 or 11.9% to $953,615 for the nine months ended September 30, 1996 from $852,245 in the same period of 1995. The expense increase relates to the overall staffing and related expenditures required to support the growth in sales. The total 1996 period expenditure increase has been offset by a decrease in legal costs of $149,208 compared to the same period in 1995, when the Company was involved in two lawsuits.

    RESEARCH AND DEVELOPMENT. Research and development costs increased 105% to $147,978 for the nine months ended September 30, 1996 when compared to the $72,105 incurred in the nine months ended September 30, 1995. The increase is attributable to higher costs associated with new products under development, particularly costs related to development of an infant formula product.


LIQUIDITY AND CAPITAL RESOURCES

    Since inception, the Company has incurred net losses and negative cash flows from operations. The Company's principal source of cash and working capital has been from the private placement of Common Stock, pursuant to which the Company has received approximately $2,800,000 in net proceeds. The Company also obtained loans from the City of Buffalo, Minnesota totaling $100,000. These loans were repaid on July 22, 1996 in connection with the Company's relocation to Minneapolis, Minnesota. As a result of the above described results of operations and activities of the Company, the Company incurred a net decrease in cash of $614,774 in the nine months ended September 30, 1996. Cash balances as of September 30, 1996 totaled $512,473.

    On September 26, 1996, the Company's registration statement for its initial public offering was declared effective by the Securities and Exchange Commission. The Company sold pursuant to this registration statement, in a transaction that closed on October 1, 1996, 1,437,500 shares of the Company's Common Stock at $3.50 per share, including an overallotment of 187,500 shares. Net proceeds to the Company, after deducting all offering costs, totaled $4.24 million.

    The Company expects that the existing cash balances, along with the proceeds from the initial public offering will be sufficient to fund operations of the Company through 1997. However, the Company's future liquidity and capital requirements will depend on numerous factors, including competition, the extent to which the Company's products gain market acceptance and the costs and timing of expansion of sales, marketing and product development activities. There can be no assurance that the Company will not be required to raise additional capital before the end of 1997 or thereafter, or that such capital will be available on acceptable terms, or at all.

    Inflation has not been a significant factor in the Company's operations.

                             PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At a special meeting held on August 19, 1996, the shareholders of the Company approved (a) an amendment to the Company's Articles of Incorporation increasing the number of shares of authorized capital stock from 10,000,000 to 25,000,000 shares, 5,000,000 of which were undesignated preferred stock (shares voted: For - 2,404,118; Against - 7,500; Abstain - 18,704); (b) an increase in the number of shares available for issuance under the Company's 1995 Long-Term Incentive and Stock Option Plan from 500,000 to 800,000 (shares voted: For - 2,351,118; Against - 60,500; Abstain - 18,704) and (c) the adoption of the Nutrition Medical, Inc. 1996 Non-Employee Director Stock Option Plan, reserving under this plan 100,000 shares of the Company's common stock for issuance to directors of the Company who are not also employees (shares voted: For - 2,293,218; Against - 118,400; Abstain - 18,704).


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


    a) The following exhibits are included with this quarterly report on Form 10-QSB as required by Item 601 of Regulation S-B.

         Exhibit
         Number              Description
         -------             -----------

         3.1       Second Restated Articles of Incorporation of Nutrition
                   Medical, Inc.
         3.2       Second Restated Bylaws of Nutrition Medical, Inc.
         11        Calculation of loss per share
         27        Financial data schedule
         99.1      Cautionary Statement

    b) Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter ended September 30, 1996.

                                      SIGNATURE

    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             NUTRITION MEDICAL, INC.

Dated:   November 11, 1996        By:/s/  Richard J. Hegstrand
                                     -------------------------
                                  for the Registrant, and as
                                  Chief Financial Officer

                                    EXHIBIT INDEX


         Exhibit
         Number              Description
         -------             -----------

         3.1       Second Restated Articles of Incorporation of Nutrition
                   Medical, Inc.
         3.2       Second Restated Bylaws of Nutrition Medical, Inc.
         11        Calculation of loss per share
         27        Financial data schedule
         99.1      Cautionary Statement