Form 10KSB40
period 1996-12-31
NUTRITION MEDICAL INC
filed 1997-03-28
CIK 1001136

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-KSB

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: DECEMBER 31, 1996     Commission File Number: 0-22247

                               NUTRITION MEDICAL, INC.
          (Exact name of Small Business Issuer as specified in its charter)

    MINNESOTA                                      41-1756256
(State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)                Identification Number)

              9850 51ST AVENUE NORTH, SUITE 110, MINNEAPOLIS, MN  55442
         (Address of principal executive offices)          (Zip Code)

                                    (612) 551-9595
                             (Issuer's telephone number)

Securities registered under Section 12 (b) of the Exchange Act: NONE Securities registered under Section 12 (g) of the Exchange Act:

                             COMMON STOCK, $.01 PAR VALUE
                                   (title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X   No
                                                              ---     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.   X
                                      ---

State issuer's revenues for its most recent fiscal year:   $2,402,267

On March 19, 1997, and based on the average bid and asked prices as of that date, the aggregate market value of the voting stock held by non-affiliates of the Issuer was $11,710,951.

The number of shares outstanding of the registrant's common stock, $.01 par value, as of March 19, 1997 was 5,448,024 shares.

Transitional Small Business Disclosure Format:  Yes     No  X
                                                   ---    ---

                         DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders (which will be filed with the Commission before April 30, 1997) (the "Proxy Statement") are incorporated by reference in Part III.

                                        PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         Nutrition Medical, Inc. (the "Company" or "Registrant") develops and sells generic critical care nutrition products for the hospital/nursing home market, as well as private label nutrition products for sale through regional and national retail chains. The Company's products are manufactured using ingredients, formulas and processes comparable to those of national brand products. As of December 31, 1996, the Company marketed six critical care nutrition products and three private label nutrition products. The Company intends to expand these product lines and is also currently in the early stages of developing an infant formula, which is not expected to be available for sale until late 1997 or early 1998.

         RECENT DEVELOPMENT. On January 13, 1997, the Registrant executed and consummated an Asset Purchase Agreement (the "Agreement") whereby the Company agreed to acquire certain assets from Elan Pharma, Inc. ("Elan"), a U.S. subsidiary of Ireland-based Elan Corporation, plc. The Agreement provides for the sale to the Company of the inventory and fixed assets relating to the production of the enteral (tube feeding) products (the "Acquired Products") of Elan, as well as exclusive rights to manufacture and market the Acquired Products. In exchange for the Acquired Products and related assets, the Company issued Elan a note in the amount of $3,000,000 (due in seven years along with interest accruing at three percent per annum) and 855,000 shares of the Company's common stock. Total value of the transaction, after taking into consideration market interest rates on the note payable, is approximately $4,800,000.

CLINICAL PRODUCTS

         CRITICAL CARE NUTRITION FORMULAS. Critical care nutrition formulas are used by hospitals and other health care providers to feed critically ill patients who cannot consume adequate nutrients orally and consequently require specialized feeding via tubes into the intestinal tract. The use of critical care nutrition formulas often continues at home or in a nursing home after a patient is discharged from the hospital.

         The Company's strategy has been to focus on the development and sale of a line of generic critical care formulas for patients who are being treated in intensive care units. Certain of these products contain unique ingredients or proportions of ingredients to meet the metabolic requirements of specific patient populations. The Company markets its critical care nutrition products to hospitals and other health care providers as a less expensive, generic alternative to the established products offered by major manufacturers. The Company intends to develop an expanded line of critical care nutrition products and to establish itself as a major supplier of such products in generic form. During the past twelve months, the Company has made sales to more than 400 hospitals and other health care providers.

         ACQUIRED PRODUCTS. The Acquired Products from Elan, when combined with the Company's existing critical care nutrition formulas, will provide the capability to market a full line of both formulas and the pumps and disposable administration hardware used in formula delivery. The Company believes that the ability to now offer its customers a broad line of products will enable it to compete more effectively by offering package pricing and "one-stop" shopping for its customers. In addition, the Company believes that these products will provide opportunities in markets where the Company has not traditionally maintained a presence.

PRIVATE LABEL NUTRITION PRODUCTS

         Private label, or "store brand", nutrition products are marketed to retailers, which sell the products under their own private labels. The Company's private label product line currently consists of three adult nutrition supplements, each of which has three flavors. Adult nutrition supplements are designed to provide balanced nutrition in beverage form as a supplement or substitute for solid food for healthy individuals as well as those recovering from or affected by illness. The Company intends to expand its private label product line to include additional adult nutrition supplements, some of which are currently under development.

         The Company's private label marketing strategy has been to offer retailers lower-priced products that are equivalent in quality and efficacy to leading national brands, such as the Ensure-Registered Trademark- family of products. The Company's customers currently include 14 retail chains that offer the Company's adult nutrition supplements in approximately 7,000 stores nationwide.

         Nutrition Medical, Inc. was incorporated in Minnesota in July 1993.

BACKGROUND

CLINICAL PRODUCTS

         Critically ill or severely injured patients are often unlikely to consume adequate nutrients, which can exacerbate a patient's condition, cause complications and prolong hospital stays. Total enteral nutrition (TEN) delivers, often via specialized pumps, formulations of protein, carbohydrates, fat and vitamins via feeding tubes directly into the patient's intestinal tract. Unless nearly all of the intestinal tract is missing or nonfunctional, most patients can be fed via this enteral route. One application of TEN is in the treatment of critical care patients. The largest single category of TEN nutrition products used in critical care are products that contain unique protein sources referred to as "elemental". Unlike long-term care formulas that contain "whole protein", which must be digested before it can be absorbed and utilized by the patient, elemental formulas contain predigested protein that offers immediately available nutrition because little or no digestion is required. All of the Company's critical care nutrition products are elemental formulas.

         The critical care nutrition formula market is currently dominated by a small number of established manufacturers of national brands, each of which focuses on particular segments of the market. These manufacturers include Ross Laboratories, a division of Abbott Laboratories ("Ross Laboratories"), Novartis, formerly known as Sandoz Corp. ("Novartis"), Nestle Clinical Nutrition, formerly known as Clintec Nutrition Co. ("Nestle") and McGaw, Inc. ("McGaw"). The Company believes these manufacturers sell their formulas at substantial profit margins. Meanwhile, the United States health care system has been under pressure to control costs. As a result, the medical community and consumers have come to accept lower priced generic drugs and private label over-the-counter products and the market for these products has grown rapidly. The Company believes it is the only company that has addressed the critical care medical nutrition market with lower cost, generic alternatives to established brands. The Company generally sells its generic critical care nutrition formulas under its own label.

         The products acquired from Elan in January 1997 will provide the Company with several whole-protein formulas, as well as the pumps and disposable hardware (e.g. feeding tubes and containers) used to administer formulas. The Acquired Products will be marketed under the Company's label and will generally be priced below competitor's brands.

PRIVATE LABEL NUTRITION PRODUCTS

         Adult nutrition supplements are products designed to provide balanced nutrition in beverage form as a supplement or substitute for solid food for healthy individuals as well as those recovering from or affected by illness. Adult nutrition supplements contain vitamins, minerals, protein, fat, carbohydrates and flavoring. The retail market for adult nutrition beverage supplements is estimated to be $375 million in 1996, and to grow to $1 billion by the year 2000. Market growth is expected to occur due in part to an increasing number of elderly, who are the primary consumers of nutrition supplements. The market for adult nutrition supplements is currently dominated by the Ensure-Registered Trademark- family of products produced by Ross Laboratories.

         In recent years, the retail food and drug industry has experienced a growing demand for private label products from both consumers and retailers. Today's private label products generally are equivalent to national brands in formulation and packaging and appeal to value conscious consumers in all income brackets. Private label products also appeal to retailers. The cost to the retailer of a private label product is typically lower than that of a nationally advertised brand name product. The retailer, therefore, can generally price a private label product below the competing national brand product.


INFANT FORMULA

         Infant formulas are products designed to provide balanced nutrition as a supplement to or substitute for breast milk, or as a supplement to other foods in the diet of children, generally under the age of one. The infant formula market was estimated to be $2.5 billion in 1995, and to grow to $4 billion by the year 2000. Three manufacturers currently control the infant formula market:
Ross Laboratories (maker of Similac-Registered Trademark-); Mead Johnson Nutritionals ("Mead Johnson"), a division of Bristol-Myers Squibb Co. (maker of Enfamil-Registered Trademark-); and Nestle S.A. (maker of Good Start-Registered Trademark-).

PRODUCTS

CLINICAL PRODUCTS

         CRITICAL CARE NUTRITION FORMULAS. The Company currently has six critical care nutrition products. Each contains elemental protein sources, which contain predigested protein that offers immediately available nutrition. Three of these products are for general use in intensive care unit ("ICU") environments, and three are designed to meet the needs of specific patient populations. The following chart provides information regarding each of the Company's critical care nutrition products.



PRODUCT NAME         DATE INTRODUCED       TREATMENT CATEGORY    COMPETING BRANDED PRODUCT                   MANUFACTURER
------------         ---------------       ------------------    -------------------------                   ------------
L-Emental            May 1994              ICU nutrition         Vivonex-Registered Trademark-               Novartis
L-Emental Plus       January 1995          ICU nutrition         Vivonex Plus-Registered Trademark-          Novartis
L-Emental Hepatic    June 1996             Liver Failure         Hepatic Aid II-Registered Trademark-        McGaw
L-Emental Pediatric  June 1996             Children              Vivonex Pediatric-Registered Trademark-     Novartis
Pro-Peptide          November 1994         ICU nutrition         Peptamen-Registered Trademark-              Nestle
Pro-Peptide VHN      November 1995         Trauma                Peptamen VHP-Registered Trademark-          Nestle


         The Company generally establishes target prices for its critical care nutrition products that are approximately 20 percent to 30 percent less than the selling prices of competing established brand name products. At least one competitor in the critical care nutrition products market has lowered prices to various customers of its branded products to levels that offset all or part of the price advantage of the Company's three competitive products.

         ACQUIRED PRODUCTS. The products acquired in January 1997 from Elan will provide the Company with approximately 40 additional stock keeping units ("SKUs") consisting of special formulas, disposable administration hardware and the related delivery pumps. In addition to the delivery of critical care formulas, the Acquired Products appeal to the larger long-term care segment of the clinical nutrition market. The pricing strategy involves special contractual pricing with distributors and package pricing for large end users. In addition, the enteral feeding delivery pump is offered as an OEM product to several medical supply companies which directly compete with the Company.

PRIVATE LABEL NUTRITION PRODUCTS

         The Company produces three private label nutrition supplements that the Company has designed to be equivalent to the family of Ensure-Registered Trademark- products. The following chart provides information regarding each of the Company's adult nutrition supplements.



PRODUCT NAME*                DATE INTRODUCED     COMPETING BRANDED PRODUCT                         MANUFACTURER
-------------                ---------------     -------------------------                         ------------
Nutrition PLUS               October 1995        Ensure Plus-Registered Trademark-                 Ross Laboratories
Instant Nutrition            February 1996       Ensure Powder-Registered Trademark-               Ross Laboratories
Nutrition Advanced Formula   June 1996           Ensure Advanced Formula-Registered Trademark-     Ross Laboratories


* Each product is available in vanilla, strawberry and chocolate flavors.

         The Company's nutrition supplements are generally priced by the retailer approximately 20 percent to 30 percent less than the list prices of branded competitors.

INFANT FORMULA

         The Company is currently developing an infant formula to be marketed through one or more retail chains as a lower-cost alternative to the existing national brands. The Company believes that its infant formula, if successfully developed, would not be available for sale until late in 1997 or early 1998.

RESEARCH AND DEVELOPMENT

         The product development process begins with a determination by the Company's management that a market opportunity exists with respect to a particular product. The Company then contracts with an outside laboratory to analyze the ingredients of the competitor's product and to formulate the Company's version of the product. Certain members of the Company's scientific advisory board consult with the contractors during the development process.

         The Company has to date only developed products with respect to which the Company believed that no patent had been issued, and expects to continue this development strategy. The Company has not engaged legal counsel to conduct formal searches for intellectual property rights with respect to its products in development, instead relying on the industry knowledge of its employees and consultants. In the future, the Company may engage legal counsel if warranted under the circumstances.

         The Company's critical care nutrition formulas and adult nutrition supplements are not required to undergo clinical testing or obtain FDA approval. The Company's proposed infant formula will undergo a clinical study and will be subject to the infant formula regulations of the FDA, including any additional requirements that the FDA may impose under recently proposed revisions to these regulations.

MANUFACTURING AND DISTRIBUTION

         All of the Company's products are manufactured on a contract basis by third parties. These contract manufacturers are subject to FDA regulatory requirements for food and medical food production, and the Company's products undergo quality control testing during and after the production process. By using third party manufacturers, the Company is better able to introduce new products that require differing manufacturing processes. Nevertheless, reliance on contract manufacturers involves various risks.

         Critical care nutrition products are shipped from the manufacturer to the Company's distribution warehouse in Minneapolis, Minnesota. Home consumers of critical care and nutrition products typically acquire the Company's products through health care providers.

         The majority of the enteral feeding products acquired from Elan in January 1997 are distributed by a third party master distributor with the balance shipped from the Company's Minneapolis warehouse. The Company expects to add additional distributors and direct customers as it integrates these products into its existing customer base and expands marketing efforts.

         Private label nutrition products generally are shipped directly from the contract manufacturers to the Company's retail customers. Any excess product is stored and subsequently distributed from locations in New York and California by a private warehouser that the Company has engaged for this purpose.

MARKETING

CLINICAL PRODUCTS

         CRITICAL CARE NUTRITION PRODUCTS. The Company employs its own inside sales personnel to market its critical care nutrition products. These sales personnel target, via telephone, the dietary and pharmaceutical departments of hospitals and nursing homes. This approach reduces the Company's selling costs by eliminating travel expenses and allowing its sales personnel to contact and service a larger number of potential and actual customers. The Company also uses direct mail and trade shows to further promote its products. In addition, the Veteran's Administration and state and county hospitals have annual bids for clinical nutrition products and the Company actively participates in these bids.

         ACQUIRED PRODUCTS.  The Company expects to market the Acquired
Products through the master distributor which historically marketed the majority of the Acquired Products for Elan. The Company believes that this distributor will also assist in marketing the Company's critical care formulas. Further, the Company will attempt to utilize its existing inside sales force to target customers of these products, assisted by the master distributor's sales force. With the addition of the Acquired Products to its critical care nutrition products, the Company expects to seek additional distributors or, in certain concentrated population areas, may hire direct sales people to further penetrate the desired markets.

         It is not uncommon for pump manufacturers to supply enteral feeding pumps to customers at no charge in return for the opportunity to supply, on an exclusive basis, the related formulas and administration hardware. This strategy has been employed by Elan in the marketing of the Acquired Products. The Company expects some repeat business from the acquired Elan installed pump base and expects to continue this strategy to attract new customers.

PRIVATE LABEL NUTRITION PRODUCTS

         The Company markets its private label nutrition products nationwide to retail chains through independent brokers working on a commission basis. The Company makes promotional announcements regarding adult nutrition supplements through the Company's hospital customers. Customers also have access to a toll-free phone number that the Company staffs with dietitians. The Company works directly with retailers to develop product labeling and conducts joint advertising campaigns with retailers.

COMPETITION

CLINICAL PRODUCTS

         CRITICAL CARE NUTRITION FORMULAS. Competition in the critical care nutrition products market primarily consists of three companies that have established brands in the specialty markets in which the Company has chosen to compete. These companies, Novartis, Nestle and McGaw, each market their specialty products through sales personnel who use traditional in-person sales calls rather than the telemarketing approach historically employed by the Company. Although Ross Laboratories is the dominant manufacturer in the United States adult TEN market (which includes the critical care nutrition market), Ross Laboratories has focused on whole protein products that do not compete directly with the Company's critical care elemental protein formulas. Although the Company believes it is the only company currently offering low cost, generic alternatives to the established brands, other companies may enter this market.

         ACQUIRED PRODUCTS. The Acquired Products represented in excess of $3 million in sales for Elan in the 12 months ended December 31, 1996. Competitors in this market include, like the critical care formulas, Nestle and Novartis. However, the market leaders are Ross Laboratories and Sherwood Medical, which combined control approximately 75 percent of the pump and disposables market. The Company believes that the Acquired Products will enable it to more effectively compete with these companies by providing a broad line of products to its customers.

PRIVATE LABEL NUTRITION PRODUCTS

         Competition in the private label nutrition supplement market consists of companies that sell established national brands and companies that sell private label products. In the adult nutrition supplement market, Ross Laboratories sells Ensure-Registered Trademark-, which has an approximately 80 percent share of this market. The other established national brands are Sustacal-Registered Trademark- and Boost-Registered Trademark-, both of which are Mead Johnson products. The Company believes that retail customers in the adult nutrition supplement market make purchase decisions based on the price, taste and quality of the product. Competitors in the private label segment of this market include established companies that produce private label products for a wide range of markets, including Perrigo Company and NutraMax Products, Inc., as well as a number of small private label product producers.

INFANT FORMULA

         Three manufacturers currently control the infant formula market: Ross Laboratories (maker of Similac-Registered Trademark-); Mead Johnson (maker of Enfamil-Registered Trademark-); and Nestle USA Inc. (maker of Good Start-Registered Trademark-). The Company is aware of a competitor attempting to market an already-developed, lower-priced infant formula. At this time, however, the Company is unable to determine the near-term impact, if any, that this competitor may have with regard to the Company's infant formula plans. The Company believes, however, that the marketing strategies and product formulation of this start-up company will not significantly impact the Company's long-term goals for its infant formula product family.

GOVERNMENT REGULATION

         The Company's products and potential products are or will be subject to government regulation. The Company's current products are regulated as food and medical food by the Food and Drug Administration (the "FDA") and are subject to labeling requirements, current good manufacturing practice ("CGMP") regulations and certain other regulations designed to ensure the safety of the products. The Company's proposed infant formula will undergo an adequate and well controlled clinical study, in accordance with good clinical practice, to determine whether the formula supports normal physical growth in infants when fed as the sole source of nutrition. Additionally, the FDA has recently proposed significant revisions to its infant formula regulations to establish requirements for quality factors and CGMP, and to amend its quality control procedure, notification, and records and report requirements for infant formulas. These regulations, if adopted, may delay, and increase the cost of, the Company's introduction of an infant formula product. Claims made by the Company in labeling and advertising its products are subject to regulation by the FDA, the Federal Trade Commission and various state agencies under their general authority to prevent false, misleading and deceptive trade practices.

         With the addition of the Acquired Products, the Company will be subject to FDA regulations regarding Class II medical devices. These regulations involve more stringent tracking, testing and documentation standards. Failure to comply with FDA requirements can result in adverse regulatory action, including injunctions, civil or criminal penalties, product recalls or the relabeling, reformulation or possible termination of certain products. The Company's current and potential products may become subject to further regulation in the future.

EMPLOYEES

         The Company currently has 23 full-time employees, engaged in sales, marketing, quality control and general corporate and administrative functions. The Company does not have an agreement with any labor union and the Company believes its relations with its employees are good.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company's corporate headquarters is currently located at 9850 51st Avenue North, Minneapolis, Minnesota, 55442, in an office/warehouse complex consisting of approximately 9,500 square feet. The Company's current lease expires on November 30, 2001. Monthly rent, which includes the Company's pro rata share of taxes, utilities and common area charges, is $6,900. In addition, the Company rents, on an as-needed basis, public warehouse space to store inventory. The Company considers the facilities adequate and suitable for the purposes they currently serve. Future growth, however, may necessitate additional office space.

         The Company accrued a $75,000 charge to earnings in 1995 relating to the termination of its former leased headquarters facility, located in Buffalo, Minnesota.

ITEM 3.  LEGAL PROCEEDINGS.

         In August 1995, the Company was named as a defendant in a patent infringement lawsuit brought by Novartis, formerly Sandoz, in the United States District Court for the District of Minnesota. The complaint asserts that one of the Company's products, L-Emental Plus, infringes on two patents held by Novartis and asks for relief in the form of an injunction that would prevent the Company from selling the product as well as damages of an unspecified amount. Both patents were issued subsequent to the Company's introduction of L-Emental Plus. The Company has responded with a counterclaim seeking a declaration of invalidity, unenforceability, non-infringement and inventorship of the subject patents. A court order has stayed the litigation pending a reexamination by the United States Patent and Trademark Office of both patents. The Company intends to continue to defend vigorously against the claim. Sales of L-Emental Plus constituted $298,000, or 35 percent, and $458,000 or 19 percent, of the Company's net sales in 1995 and 1996, respectively. It is not possible at this time to predict the outcome of the lawsuit, including whether the Company will have to cease selling L-Emental Plus, or to estimate the amount or range of potential loss, if any. To date, no injunction has been issued.


ITEM 4.  SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the quarter ended December 31, 1996, no matter was submitted to a vote of security holders.

                                       PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock has traded on the Nasdaq Small Cap Market System under the symbol NMED since September 26, 1996. As of March 17, 1997, there were approximately 773 beneficial owners of the Company's common stock, including those held in "street name". The quotations shown below represent interdealer bid prices as reported by the Nasdaq Small Cap Market System, without markup, markdown or commission and may not represent actual transactions.


                                                        High       Low
                        1996                            Bid        Bid
----------------------------------------------------  ---------  ---------
Third Quarter (since the September 26, 1996 initial
public offering)                                       4 1/4      3 1/2
Fourth Quarter                                         4 5/8      3 5/8

         The Company has never paid or declared any cash dividends on its Common Stock and does not intend to declare any dividends on its Common Stock in the foreseeable future. The Company currently intends to retain any earnings for use in the operation and expansion of its business.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

         This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-KSB and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases "believes", "anticipates", "intends", "will likely result", "estimates", "projects" or similar expressions are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances after the date of such statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business. Such forward-looking statements are qualified in their entirety by the cautions and risk factors set forth under the "Cautionary Statement" filed as Exhibit 99.1 to this Form 10-KSB.

GENERAL

         The Company develops and sells nutrition products marketed as cost-effective, generic alternatives to equivalent national brand products. Initial development focused on branded generic formulas for the critical care nutrition market. These products are sold to hospitals and other health care facilities to feed critically ill patients who cannot consume adequate nutrients orally and consequently require specialized feeding via tubes into the intestinal tract. As of December 31, 1996, the Company had developed six such products. Critical care nutrition products are generally purchased by a relatively large customer base, which typically places orders in relatively small quantities. Until the fourth quarter of 1995, all sales were attributable solely to this product line.

         In October 1995, the Company introduced an adult nutrition supplement product line. Adult nutrition supplements are designed to provide balanced nutrition in beverage form as a supplement to or substitute for solid food for healthy individuals, as well as those recovering from or affected by illness. These products are marketed to retail chains and are generally packaged using the retailer's proprietary store brand label. Such private label products allow the retailer to offer quality, low cost alternatives to national brand adult nutrition products. The Company's private label nutrition product line currently consists of three adult nutrition supplements, each of which is available in three flavors. Adult nutrition supplements are generally purchased by a relatively small customer base, which typically places relatively large orders.

         RECENT DEVELOPMENT. On January 13, 1997, the Company purchased the Acquired Products from Elan in exchange for a note in the amount of $3,000,000 (due in seven years along with interest accruing at three percent per annum) and 855,000 shares of the Company's common stock.

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 1996 AND 1995

         NET SALES. Net sales for the twelve months ended December 31, 1996 totaled $2,402,267 compared with $841,241 for the same period in 1995, an increase of 186 percent. The growth in sales is the result of increases in sales of products offered in both periods, as well as new products introduced late in or subsequent to the December 31, 1995 reporting period. Sales of the Company's critical care nutrition products increased 64 percent, from $745,245 in 1995 to $1,224,871 in 1996. This growth is attributable to the addition of new customers and growth in orders from existing customers, combined with a greater number of products available for sale in the 1996 period. 1996 net sales of the Company's adult nutrition supplement products, introduced in October, 1995, totaled $1,179,999, up from $95,996 for the three months that the product was available in 1995.

         The adult nutrition supplement net sales in the quarter ended December 31, 1996 are reduced to reflect a one time credit of $50,000 related to a product return agreement reached with a major customer. This customer recently underwent a conversion to a new private label, and simultaneously expanded distribution of the products to include additional outlets. The new label program rendered existing short-dated, discontinued label inventory as obsolete, which the Company agreed to credit. Management believes that the label upgrade, combined with an increase in the number of stores within this chain offering the product, will enhance the Company's opportunity for future increased sales from this customer.

         GROSS PROFIT. The following table sets forth the gross profit, by product line, for the year ended December 31, 1996 and 1995:


                                                TWELVE MONTHS ENDED DECEMBER 31,
                                                --------------------------------
                                          1996                                    1995
                                          ----                                    ----
    PRODUCT LINE             GROSS PROFIT      GROSS PROFIT %        GROSS PROFIT      GROSS PROFIT %
    ------------             ------------      --------------        ------------      --------------
Critical Care Nutrition        $685,431             56.0               $423,401             56.8
Adult Nutrition Supplements     166,441             14.1                 11,449             11.9
                                -------             ----                 ------             ----
Total                          $851,872             35.5               $434,850             51.7


As illustrated in the table above, the overall decrease in the gross profit percentage between the two periods is principally related to the introduction, in October 1995, of the lower gross profit adult nutrition supplement products. This product line comprised 49 percent of net sales in 1996 compared with 11 percent in 1995. Consequently, the overall gross profit, when expressed as a percentage of sales, has decreased between the two periods. The slight decrease in gross profit within the critical care nutrition product line is the result of product mix changes within the periods. The increase within the adult nutrition supplements gross profit in 1996 relates to the absence of certain start-up costs associated with the introduction of the product line in 1995.

         The gross profit generated by the sale of adult nutrition supplements within the quarter ended December 31, 1996 was offset by the inventory write-off of approximately $37,000 related to the short-dated discontinued label product return discussed above, along with production and distribution inefficiencies, totaling approximately $12,000, attributable to a new customer.

         SELLING GENERAL AND ADMINISTRATIVE. For the year ended December 31, 1996, selling, general and administrative expenses increased by $186,889, or 15 percent, to $1,429,752 from $1,242,863 in the same period of 1995. The expense increase relates to the overall staffing and related expenditures required to support the growth in sales by the Company. Selling, general and administrative expenses, expressed as a percentage of net sales, were 59.5 percent and 148 percent for the years ended December 31, 1996 and 1995, respectively. The percentage decrease is the result of economies of scale arising from the relatively fixed nature of certain of the Company's selling, general and administrative expenses, which have increased slowly in comparison to the increase in overall sales, combined with a lower average support costs related to sales of adult nutrition supplements, which represented a larger share of the 1996 sales.

         RESEARCH AND DEVELOPMENT. Research and development costs increased 53 percent to $260,988 for the year ended December 31, 1996 when compared with the $170,963 incurred in the comparable 1995 period. The increase is attributable to higher costs associated with new products under development, particularly costs related to development of an infant formula product.


YEARS ENDED DECEMBER 31, 1995 AND 1994

         NET SALES. Net sales increased by $759,280 to $841,241 in 1995 from $81,961 in 1994. Net sales in 1994 consisted entirely of critical care nutrition products. Net sales of critical care nutrition products in 1995 increased by $663,284 due to increased unit sales resulting from the introduction of new critical care nutrition products and expansion of the Company's customer base. The remaining $95,996 of the increase in 1995 net sales is attributable to adult nutrition supplements, which were introduced in October 1995.

         GROSS PROFIT. Gross profit increased by $377,502 to $434,850 in 1995 from $57,348 in 1994. Gross profit as a percentage of net sales decreased to 52 percent in 1995 from 70 percent in 1994. The gross profit percentage in 1994 was based on a limited sales volume, and was significantly above the level the Company expects to have on a continuing basis. The decrease in the 1995 gross profit percentage is also attributable to the introduction of adult nutrition supplements, which have substantially lower gross profit percentages.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased by $509,450 to $1,242,863 in 1995 from $733,413 in 1994. The increase is principally due to the addition of sales and administrative personnel. Total personnel costs in 1995 increased by approximately $400,000. In addition, the Company incurred a $75,000 relocation charge in connection with the Company's planned move of its operations to Minneapolis, Minnesota. The charge relates to the write-off of the remaining costs associated with the Company's lease of its Buffalo, Minnesota facility. The Company also incurred approximately $144,000 more in legal expenses in 1995 than in 1994 due to the costs associated with two lawsuits against the Company.

         RESEARCH AND DEVELOPMENT. Research and development costs increased by $153,406 to $170,963 in 1995 from $17,557 in 1994. The increase was the result of increased product development expenditures.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has incurred net losses and negative cash flows from operations. On September 26, 1996, the Company's initial public offering was declared effective by the Securities and Exchange Commission. The Company sold pursuant to this registration statement, in a transaction that closed on October 1, 1996, 1,437,500 shares of the Company's Common Stock at $3.50 per share, including an overallotment of 197,500 shares. Net proceeds to the Company, after deducting all offering costs, totaled $4.24 million. Unused funds are invested in U.S. Treasury bills with maturities ranging from one to six months.

         Prior to the initial public offering, the Company's principal source of cash and working capital had been from the private placement of Common Stock, through which the Company has received approximately $2,800,000 in net proceeds. The Company also obtained loans from the City of Buffalo, Minnesota totaling $100,000. These loans were repaid in July 1996 when the Company relocated to Minneapolis, Minnesota. As of December 31, 1996, the Company had no interest bearing debt. In connection with the above described activities and results of operations, the Company's net cash used by operations for 1996 totaled $1,087,372. This cash use was offset by the $4.24 million net proceeds of the initial public offering, $1,671,596 of which was invested in U.S. Treasury bills with a maturity in excess of six months as of December 31, 1996. Cash and cash equivalents as of December 31, 1996 totaled $2,553,955.

         The Company expects that the existing cash balances will be sufficient to fund operations of the Company through 1997. However, the Company's future liquidity and capital requirements will depend on numerous factors including competition, the extent to which the Company's products gain market acceptance and the costs and timing of expansion of sales, marketing and product development activities. There can be no assurance that the Company will not be required to raise additional capital before the end of 1997 or any time thereafter, or that such capital will be available on acceptable terms, or at all. The Company's strategy for 1997 includes pursuing the establishment of a bank line of credit to secure additional operating funds, should they be needed. There can be no assurance that such a credit line, if needed, can be secured on terms acceptable to the Company.

ITEM 7.  FINANCIAL STATEMENTS.

         The following financial statements are included as a separate section following the signature page to this Form 10-KSB:

         Report of Independent Auditors
         Balance Sheets as of December 31, 1996 and 1995
         Statements of Operations for the years ended December 31, 1996, 1995 and 1994
         Statement of Changes in Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994
         Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994
         Notes to Financial Statements


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         No changes in accountants or disagreements between the Company and its accountants regarding accounting principles or financial statement disclosures have occurred within the twenty-four months prior to date of the Issuer's most recent financial statements.


                                       PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

         The information required by Item 9 is incorporated by reference to the sections entitled "Election of Directors" and "Executive Officers" in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders, which will be filed with the Securities Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of the end of the Company's fiscal year ended December 31, 1996.

ITEM 10. EXECUTIVE COMPENSATION.

         The information required by Item 10 is incorporated by reference to the section entitled "Executive Compensation" in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders, which will be filed with the Securities Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of the end of the Company's fiscal year ended December 31, 1996.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by Item 11 is incorporated by reference to the section entitled "Voting Securities and Principal Holders Thereof" in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders, which will be filed with the Securities Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of the end of the Company's fiscal year ended December 31, 1996.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by Item 12 is incorporated by reference to the section entitled "Certain Transactions" in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders, which will be filed with the Securities Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of the end of the Company's fiscal year ended December 31, 1996.

ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K.

A)       EXHIBITS

         The following exhibits are included with this Annual Report on Form 10-KSB (or incorporated by reference) as required by Item 601 of Regulation S-B:


Exhibit No.   Description
-----------   ------------
   1.1*       Form of Underwriting Agreement and Warrant
   3.1**      Restated Articles of Incorporation of the Company, as amended
   3.2**      Second Restated Bylaws of Nutrition Medical, Inc.
   4.1*       Specimen Form of the Company's Common Stock Certificate
  10.1        1995 Long-Term Incentive and Stock Option Plan, as amended
  10.2*       1996 Non-Employee Director Stock Option Plan
  10.3*       Purchasing Agreement, dated October 15, 1995, by and between the
              Company and VHA, Inc.; Trademark License Agreement, dated October
              15, 1995, by and between the Company and VHA, Inc.; Memorandum of
              Understanding, dated April 17, 1995, between the Company and VHA,
              Inc.
  10.4        Executive Employment Agreement, dated October 1, 1996, by and between the Company and William L. Rush
  10.5*       Employment Agreement, dated November 20, 1995, by and between the
              Company and Richard J. Hegstrand
  10.6*       Employment Agreement, dated September 1, 1994, by and between the
              Company and Joseph F. Coffey
  10.7*       Employment Agreement, dated December 19, 1994, by and between the
              Company and Marlin G. Rudebusch
  10.8*       Office Lease, dated October 15, 1993, by and between the Company and the 308 Corporation
  10.9*       Lease Agreement, dated February 22, 1996, by and between the
              Company and Caliber Development Corporation
  11.1        Statement of Computation of Net Loss Per Share
  24          Powers of Attorney (set forth on the Signature Page hereof)
  27          Financial Data Schedule  (EDGAR only)
  99.1        Cautionary Statement

________________

* Incorporated by reference to the exhibit of the same number to the Registrant's previously filed Form SB-2 Registration Statement effective September 26, 1996 (Reg. No. 333-9999).
** Incorporated by reference to the exhibit of the same number to the Registrant's Quarterly Report on Form 10-QSB filed on November 13, 1996 (File No. 333-9999).

B)       REPORTS ON FORM 8-K.

         The Company did not file any reports on Form 8-K for the quarter ended December 31, 1996.

                                      SIGNATURES

         In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Nutrition Medical, Inc.

                                  By:   /s/    William L. Rush
                                      ------------------------
                                       William L. Rush, Chief Executive Officer

                                  Date:  March 20, 1997

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each person whose signature to this report on Form 10-KSB appears below hereby constitutes and appoints William L. Rush and Richard
J. Hegstrand, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file all amendments to this report on Form 10-KSB, and any and all instruments or documents filed as part of or in connection with this report on Form 10-KSB or the amendments thereto and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.


By:   /s/  William L. Rush       Chairman of the Board,           Date: March 20, 1997
    ----------------------       Chief Executive Officer,
          William L. Rush        President and Director
                                 (Principal Executive Officer)


By:   /s/  Richard J. Hegstrand  Chief Financial Officer          Date: March 20, 1997
    ---------------------------  Secretary
          Richard J. Hegstrand   (Principal Financial Officer)


By:   /s/  Kenneth L. Evenstad   Director                         Date: March 20, 1997
    --------------------------
          Kenneth L. Evenstad

By:   /s/  George E. Kline       Director                         Date: March 20, 1997
    ----------------------
          George E. Kline

By:   /s/  Lawrence A. Lehmkuhl  Director                         Date: March 20, 1997
    ---------------------------
          Lawrence A. Lehmkuhl


                                  INDEX TO EXHIBITS


Exhibit No.   Description
-----------   -----------

   1.1*       Form of Underwriting Agreement and Warrant
   3.1**      Restated Articles of Incorporation of the Company, as amended
   3.2**      Second Restated Bylaws of Nutrition Medical, Inc.
   4.1*       Specimen Form of the Company's Common Stock Certificate
  10.1        1995 Long-Term Incentive and Stock Option Plan, as amended
  10.2*       1996 Non-Employee Director Stock Option Plan
  10.3*       Purchasing Agreement, dated October 15, 1995, by and between the
              Company and VHA, Inc.; Trademark License Agreement, dated October
              15, 1995, by and between the Company and VHA, Inc.; Memorandum of
              Understanding, dated April 17, 1995, between the Company and VHA,
              Inc.
  10.4        Executive Employment Agreement, dated October 1, 1996, by and between the Company and William L. Rush
  10.5*       Employment Agreement, dated November 20, 1995, by and between the
              Company and Richard J. Hegstrand
  10.6*       Employment Agreement, dated September 1, 1994, by and between the
              Company and Joseph F. Coffey
  10.7*       Employment Agreement, dated December 19, 1994, by and between the
              Company and Marlin G. Rudebusch
  10.8*       Office Lease, dated October 15, 1993, by and between the Company and the 308 Corporation
  10.9*       Lease Agreement, dated February 22, 1996, by and between the
              Company and Caliber Development Corporation
  11.1        Statement of Computation of Net Loss Per Share
  24          Powers of Attorney (set forth on the Signature Page hereof)
  27          Financial Data Schedule  (EDGAR only)
  99.1        Cautionary Statement
________________

* Incorporated by reference to the exhibit of the same number to the Registrant's previously filed Form SB-2 Registration Statement effective September 26, 1996 (Reg. No. 333-9999).
** Incorporated by reference to the exhibit of the same number to the Registrant's Quarterly Report on Form 10-QSB filed on November 13, 1996 (File No. 333-9999).

                               Nutrition Medical, Inc.

                                 Financial Statements


                     Years ended December 31, 1996, 1995 and 1994






                                       CONTENTS


Report of Independent Auditors . . . . . . . . . . . . . . . . . . . . . . .F-2

Financial Statements

Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .F-3
Statements of Operations . . . . . . . . . . . . . . . . . . . . . . . . . .F-4
Statement of Shareholders' Equity. . . . . . . . . . . . . . . . . . . . . .F-5
Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . .F-6
Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . . . .F-7

                            Report of Independent Auditors

Board of Directors and Shareholders
Nutrition Medical, Inc.

We have audited the balance sheets of Nutrition Medical, Inc. as of December 31, 1996 and 1995 and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nutrition Medical, Inc. at December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                            Ernst & Young LLP

January 22, 1997

                               Nutrition Medical, Inc.

                                    Balance Sheets


                                                                        DECEMBER 31,
                                                                     1996         1995
                                                                 ----------------------------
ASSETS
Current assets:
 Cash and cash equivalents                                        $2,553,955   $1,127,247
 Short-term investments                                            1,671,596            -
 Accounts receivable, less allowance of $31,000 in 1996
   and $-0- in 1995                                                  356,240      121,345
 Inventories                                                         460,115      358,104
 Prepaid expenses                                                     34,039        5,729
                                                                 ----------------------------
Total current assets                                               5,075,945    1,612,425

Equipment and office furniture, net                                  132,369       81,595
                                                                 ----------------------------
Total assets                                                      $5,208,314   $1,694,020
                                                                 ----------------------------
                                                                 ----------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                 $  269,037   $  313,810
 Accrued lease costs                                                  75,000       75,000
 Accrued payroll                                                      80,554       65,113
 Accrued expenses                                                     84,487       58,399
 Notes payable                                                             -      100,000
                                                                 ----------------------------
Total current liabilities                                            509,078      612,322

Shareholders' equity:
 Undesignated Preferred Stock, $.01 par value:
   Authorized shares - 5,000,000
   Issued and outstanding shares - none                                    -            -
 Common Stock, $.01 par value:
   Authorized shares - 20,000,000 shares
   Issued and outstanding shares - 4,593,024--1996;
     3,105,524--1995                                                  45,930       31,055
 Paid-in capital                                                   6,943,287    2,581,612
 Accumulated deficit                                              (2,289,981)  (1,530,969)
                                                                 ----------------------------
Total shareholders' equity                                         4,699,236    1,081,698
                                                                 ----------------------------
Total liabilities and shareholders' equity                        $5,208,314   $1,694,020
                                                                 ----------------------------
                                                                 ----------------------------


SEE ACCOMPANYING NOTES.

                               Nutrition Medical, Inc.

                               Statements of Operations




                                                           YEAR ENDED DECEMBER 31,
                                                    1996            1995           1994
                                                --------------------------------------------
Net sales                                        $2,402,267     $  841,241      $  81,961
Cost of goods sold                                1,550,396        406,391         24,613
                                                --------------------------------------------
Gross profit                                        851,871        434,850         57,348

Operating expenses:
 Selling, general and administrative              1,429,752      1,242,863        733,413
 Research and development                           260,988        170,963         17,557
                                                --------------------------------------------
                                                  1,690,740      1,413,826        750,970
                                                --------------------------------------------
Operating loss                                     (838,869)      (978,976)      (693,622)

Other income (expense):
 Interest expense                                    (4,075)        (5,481)        (8,306)
 Interest income                                     83,932         24,834          7,239
                                                --------------------------------------------
                                                     79,857         19,353         (1,067)
                                                --------------------------------------------
Net loss                                         $ (759,012)    $ (959,623)     $(694,689)
                                                --------------------------------------------
                                                --------------------------------------------

Net loss per share                                  $(.18)         $(.30)         $(.29)
                                                --------------------------------------------
                                                --------------------------------------------
Weighted average number of shares outstanding     4,325,384      3,174,827      2,415,348
                                                --------------------------------------------
                                                --------------------------------------------


SEE ACCOMPANYING NOTES.

                               Nutrition Medical, Inc.

                          Statement of Shareholders' Equity



                                                           COMMON STOCK
                                                         ----------------        PAID-IN     ACCUMULATED
                                                         SHARES     AMOUNT       CAPITAL       DEFICIT       TOTAL
                                                       ---------------------------------------------------------------
Balance at December 31, 1993                             738,000    $  7,380    $  52,120    $  (35,657)   $  23,843
 Issuance of Common Stock at $.08 per share on
   January 6, 1994                                        62,000         620        4,380             -        5,000
 Recapitalization resulting from election of
   C Corporation status                                        -           -     (159,000)      159,000            -
 Issuance of Common Stock at $1.00 per share from
   March 4, 1994 through April 19, 1994                  640,000       6,400      633,600             -      640,000
 Value of warrants granted for services performed              -           -       63,000             -       63,000
 Value of options granted for services performed               -           -       20,000             -       20,000
 Value of warrants granted in connection with notes
   payable                                                     -           -        5,000             -        5,000
 Net loss                                                      -           -            -      (694,689)    (694,689)
                                                       ---------------------------------------------------------------
Balance at December 31, 1994                           1,440,000      14,400      619,100      (571,346)      62,154
 Issuance of Common Stock at $1.35 per share from
   February through September 1995, net of offering
   costs                                               1,665,524      16,655    1,957,512             -    1,974,167
 Value of warrants granted for services performed              -           -        5,000             -        5,000
 Net loss                                                      -           -            -      (959,623)    (959,623)
                                                       ---------------------------------------------------------------
Balance at December 31, 1995                           3,105,524      31,055    2,581,612    (1,530,969)   1,081,698
 Issuance of Common Stock at $2.50 per share in
   June 1996                                              50,000         500      124,500             -      125,000
 Issuance of Common Stock at $3.50 per share in
   October 1996, net of offering costs                 1,437,500      14,375    4,222,675             -    4,237,050
 Value of warrants granted for services performed              -           -       14,500             -       14,500
 Net loss                                                      -           -            -      (759,012)    (759,012)
                                                       ---------------------------------------------------------------
Balance at December 31, 1996                           4,593,024     $45,930   $6,943,287   $(2,289,981)  $4,699,236
                                                       ---------------------------------------------------------------
                                                       ---------------------------------------------------------------


SEE ACCOMPANYING NOTES.

                               Nutrition Medical, Inc.

                               Statements of Cash Flows


                                                                      YEAR ENDED DECEMBER 31,
                                                             1996             1995              1994
                                                         --------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                  $  (759,012)     $  (959,623)       $(694,689)
Adjustments to reconcile net loss to net cash used in
 operating activities:
   Depreciation                                                25,600           17,777            6,538
   Reserve for bad debts                                       31,000                -                -
   Value of options and warrants granted for
     services performed                                        14,500            5,000           88,000
   Changes in operating assets and liabilities:
     Accounts receivable                                     (265,895)         (99,011)         (22,334)
     Inventories                                             (102,011)        (307,695)         (50,409)
     Prepaid expenses                                         (28,310)          (2,779)          (2,950)
     Accounts payable                                         (44,773)         250,534           65,921
     Accrued liabilities                                       41,529          177,957           20,555
                                                         --------------------------------------------------
Net cash used in operating activities                      (1,087,372)        (917,840)        (589,368)

INVESTING ACTIVITIES
Purchase of short-term investments                         (1,671,596)               -                -
Purchase of equipment and office furniture                    (76,374)         (40,160)         (51,111)
                                                         --------------------------------------------------
Net cash used in investing activities                      (1,747,970)         (40,160)         (51,111)

FINANCING ACTIVITIES
Proceeds from issuance of Common Stock                      4,362,050        1,974,167          645,000
Proceeds from issuance of notes payable                             -          200,000          100,000
Payments on notes payable                                    (100,000)        (200,000)               -
                                                         --------------------------------------------------
Net cash provided by financing activities                   4,262,050        1,974,167          745,000
                                                         --------------------------------------------------
Increase in cash                                            1,426,708        1,016,167          104,521
Cash at beginning of year                                   1,127,247          111,080            6,559
                                                         --------------------------------------------------
Cash at end of year                                        $2,553,955       $1,127,247       $  111,080
                                                         --------------------------------------------------
                                                         --------------------------------------------------


SEE ACCOMPANYING NOTES.

                               Nutrition Medical, Inc.

                            Notes to Financial Statements

                                  December 31, 1996

1. NATURE OF OPERATIONS

Nutrition Medical, Inc. (the "Company") develops and sells branded generic critical care nutrition products for the hospital/nursing home market, as well as private label nutrition products for sale through retail chains. The Company's products are manufactured using ingredients, formulas and processes comparable to those of national brand products. The Company currently has six critical care nutrition products and three private label nutrition products. The Company intends to expand its existing product lines and is also currently developing an infant formula, which is not expected to be available for sale for up to one year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents are available-for-sale, are carried at cost which approximates market and consist of money market funds.

SHORT-TERM INVESTMENTS

Short-term investments are comprised of U.S. Treasury debt securities and are classified as available-for-sale. At December 31, 1996, the Company's cost of short-term investments approximated market value, with no resulting unrealized gains and losses recognized. Realized gains and losses and declines in value judged to be other than temporary are included in investment income along with interest and dividends.

INVENTORIES

Inventories are valued at the lower of cost or market by the first-in, first-out
(FIFO) method.

EQUIPMENT AND OFFICE FURNITURE

Equipment and office furniture are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets ranging from three to five years.

INCOME TAXES

Income taxes are accounted for under the liability method. Deferred income taxes are provided for temporary differences between the financial reporting and tax bases of assets and liabilities.

REVENUE RECOGNITION

The Company recognizes revenue at the time of shipment of the product. Provisions for estimated returns and allowances are accrued for at the time of sale.

RESEARCH AND DEVELOPMENT COSTS

All research and development costs are charged to operations as incurred.

                               Nutrition Medical, Inc.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

STOCK-BASED COMPENSATION

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25 ("APB 25") and related interpretations in accounting for its plans. Under APB 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company will record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of shares of common stock and common stock equivalents, if dilutive, outstanding during the periods presented. For periods prior to September 30, 1996, the loss per share amounts give effect to the application of Securities and Exchange Commission Staff Accounting Bulletin No. 83 ("SAB No. 83"). Pursuant to SAB No. 83, all common shares issued and stock options and warrants granted by the Company at a price less than the initial public offering price during the 12 months preceding the offering date have been included in the calculation (using the treasury stock method) of common and common equivalent shares outstanding as if they were outstanding for all periods prior to the initial public offering date.

3. INVENTORIES

Inventories consist of the following:

                                                        DECEMBER 31,
                                                    1996           1995
                                               -----------------------------
    Raw materials                                 $ 72,403       $ 95,078
    Work in progress                                     -         89,848
    Finished goods                                 387,712        173,178
                                               -----------------------------
                                                  $460,115       $358,104
                                               -----------------------------
                                               -----------------------------

                               Nutrition Medical, Inc.

4. EQUIPMENT AND OFFICE FURNITURE

Equipment and office furniture consist of the following:

                                                         DECEMBER 31,
                                                     1996           1995
                                                 -----------------------------
 Equipment and office furniture:
   Computer equipment                              $ 70,415       $ 48,401
   Office furniture                                 101,074         54,221
   Equipment                                         11,392          3,885
                                                 -----------------------------
                                                    182,881        106,507
 Less accumulated depreciation                       50,512         24,912
                                                 -----------------------------
                                                   $132,369       $ 81,595
                                                 -----------------------------
                                                 -----------------------------

5. NOTES PAYABLE

Notes payable consist of the following:

                                                         DECEMBER 31,
                                                     1996           1995
                                                 -----------------------------
   Notes payable--Housing and Redevelopment
    Authority ("HRA") of Buffalo, Minnesota;
    interest rates of 6.25% and 5.05%; interest
    paid quarterly; due October 11, 1999 and
    December 1, 1998                                 $    -       $100,000
                                                 -----------------------------
                                                     $    -       $100,000
                                                 -----------------------------
                                                 -----------------------------

In connection with the above notes, the Company granted warrants to purchase 30,000 shares of Common Stock at a weighted average exercise price of $1.25 per share. The warrants were granted in January 1994 and October 1994, expire five years from the grant date and were deemed to have a value of $5,000, which was expensed in 1994.

In accordance with the terms of the notes, the Company repaid the HRA notes and all accrued interest in 1996 upon relocating outside the Buffalo, Minnesota area in October 1996.

On June 6, 1995, the Company issued a $200,000, 90-day non-interest bearing note to an entity that is a shareholder of the Company and whose general partner is a member of the Board of Directors. As consideration for the note and consulting services provided, the Company granted a warrant to purchase 20,000 shares of Common Stock at $1.35 per share. The warrants were assigned a value of $5,000, which was expensed in 1995. On September 6, 1995 the Company repaid the loan.

6. LEASES

The Company entered into an agreement, commencing October 6, 1996, to lease an office and warehouse facility in Minneapolis, Minnesota. The lease terminates on November 30, 2001, and requires the Company to pay its proportionate share of real estate taxes and operating expenses. The agreement allows for a five year renewal and a termination option after three years in the event the landlord is unable to provide additional space for the Company.

                               Nutritional Medical, Inc.
                        Notes to Financial Statements (continued)

6. LEASES (CONTINUED)

The Company's former leased office facility, located in Buffalo, Minnesota, was vacated upon the signing of aforementioned lease. In December 1995, the Company approved a relocation plan, and established a reserve of approximately $75,000 related to the post-occupancy rent and operating expenses through the December 1998 lease expiration.

Future minimum lease rental payments required under leases in excess of one year as of December 31, 1996 are as follows:

    1997                                               $ 93,912
    1998                                                103,065
    1999                                                 69,545
    2000                                                 69,360
    2001                                                 69,664
                                                     -------------
                                                       $401,546
                                                     -------------
                                                     -------------

Total rent expense under operating leases for the years ended December 31, 1996, 1995 and 1994 was $48,989, $33,270 and $23,980, respectively.

7. INCOME TAXES

Prior to March 14, 1994, the Company operated as an S Corporation, whereby taxable income or loss is passed through to the shareholders. The Subchapter S election was terminated on March 14, 1994 and, as a result, the Company became subject to federal and state income taxes. Also, as of that date, the Company's accumulated deficit of $159,000 was reclassified to additional paid-in capital. As of December 31, 1996, the Company had a net tax operating loss carryforward for tax purposes of approximately $2,090,000. This carryforward is available to offset future taxable income through 2011 subject to limitations under Section 382 of the Internal Revenue Code due to changes in the equity ownership of the Company.

Significant components of deferred tax assets and liabilities are as follows:

                                                    DECEMBER 31,
                                                1996           1995
                                            -----------------------------
 Deferred tax assets:
   Net operating loss carryforwards           $836,000       $587,000
   Inventory reserve                            14,000              -
   Accounts receivable allowance                12,000              -
   Other accrued expenses                       11,000              -
                                            -----------------------------
                                               873,000        587,000
 Deferred tax liabilities:
   Depreciation                                (12,000)             -
                                            -----------------------------
                                               (12,000)             -
                                            -----------------------------
 Net deferred income tax assets                861,000        587,000
 Valuation allowance                          (861,000)      (587,000)
                                            -----------------------------
 Net deferred income taxes                    $      -       $      -
                                            -----------------------------
                                            -----------------------------

                               Nutrition Medical, Inc.

8. CAPITAL STOCK

STOCK AUTHORIZATION

In July 1996, the Company increased the authorized shares of capital stock to 25,000,000, including 20,000,000 shares of common stock and 5,000,000 shares of undesignated preferred stock.

INITIAL PUBLIC OFFERING

In October 1996, the Company sold 1,437,500 shares of Common Stock in an initial public offering from which the Company received net proceeds of $4,237,000. In connection with the initial public offering, the Company sold to the underwriter, for a nominal price, a five-year warrant to purchase up to 125,000 shares of Common Stock exercisable at $4.20 per share.

9. STOCK OPTIONS AND WARRANTS

The Company has two stock option plans that include both incentive stock options and non-qualified stock options to be granted (the "Plans") to directors, officers, employees, consultants and others. As of December 31, 1996, the maximum number of shares of common stock reserved under the Plans is 900,000 shares. The Board of Directors establishes the terms and conditions of all stock option grants, subject to the Plans and applicable provisions of the Internal Revenue Code.

The following table summarizes activity under the Plans:


                                                                                                        WEIGHTED
                                                   AVAILABLE          PLAN OPTIONS OUTSTANDING       EXERCISE PRICE
                                                    SHARES     -------------------------------------    AVERAGE
                                                   FOR GRANT         INCENTIVE       NON-QUALIFIED      PER SHARE
                                                  -------------------------------------------------------------------

 Balance at December 31, 1993                             -                 -                 -           $   -
   Establishment of stock option plan               500,000                 -                 -               -
   Granted                                         (127,500)           65,000            62,500            1.12
                                                  ---------------------------------------------------
 Balance at December 31, 1994                       372,500            65,000            62,500            1.12
   Granted                                         (265,000)           44,000           221,000            1.20
   Canceled                                          15,000                 -           (15,000)           1.00
                                                  ---------------------------------------------------
 Balance at December 31, 1995                       122,500           109,000           268,500            1.18
   Additional shares reserved                       400,000                 -                 -               -
   Granted                                         (295,750)          166,000           129,750            2.99
   Canceled                                          19,500           (14,500)           (5,000)           1.40
                                                  ---------------------------------------------------
 Balance at December 31, 1996                       246,250           260,500           393,250           $1.97
                                                  ---------------------------------------------------
                                                  ---------------------------------------------------


                                Nutrition Medical Inc.

The following table summarizes information about the stock options outstanding at December 31, 1996:



                               OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                   ------------------------------------------------------  -----------------------------------
                                        WEIGHTED           WEIGHTED                              WEIGHTED
     RANGE OF          NUMBER       AVERAGE REMAINING       AVERAGE            NUMBER            AVERAGE
  EXERCISE PRICES    OUTSTANDING    CONTRACTUAL LIFE     EXERCISE PRICE      EXERCISABLE      EXERCISE PRICE
-------------------------------------------------------------------------   -----------------------------------
  $1.00 - $2.50        502,750          6 years              $1.51             296,200            $1.18
   3.50 -  3.94        151,000         10 years               3.53               5,000             3.50
                    ---------------                                         ---------------
  $1.00 - $3.94        653,750          7 years              $1.97             301,200            $1.22
                    ---------------                                         ---------------
                    ---------------                                         ---------------


Options outstanding under the plan expire at various dates during the period from November 1998 through December 2006. The number of options exercisable as of December 31, 1996, 1995 and 1994 were 301,200, 154,500 and -0-, respectively, and are exercisable at $1.22 and $1.10 per share, respectively. The weighted average fair value of options granted during the years ended December 31, 1996 and 1995 was $1.06 and $.52 per share, respectively.

In connection with the issuance of Common Stock at $1.35 per share from February through September 1995, the Company granted warrants to purchase a total of 152,107 shares of Common Stock. The warrants are exercisable at $1.35 per share and expire at various dates through September 2000.

The Company has elected to following Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25") and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("Statement 123"), requires use of option valuation models that were not developed for use in valuing employee stock options.

Pro forma information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995: risk-free interest rate of 6.0%, and 5.3%, respectively; and dividend yield of 0%; volatility factor of the expected market price of the Company's Common Stock of .33 and a weighted-average expected life of the option of 4 years for both years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because change in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                                Nutriton Medical, Inc.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                   1996           1995
                                               -----------------------------
   Pro forma net loss                            $(822,565)     $(967,258)

   Pro forma net loss per common share            $(.19)         $(.30)

The pro forma effect on net loss of 1996 and 1995 is not representative of the pro forma effect on net loss in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

10. CONTINGENCY

In August 1995, the Company was named as a defendant in a patent infringement lawsuit brought by Novartis, formerly Sandoz Nutrition Company. The complaint asserts that one of the Company's products, L-Emental Plus, infringes on two patents held by Novartis and asks for relief in the form of an injunction that would prevent the Company from selling the product as well as damages of an unspecified amount. Both patents were issued subsequent to the Company's introduction of L-Emental Plus. The Company has responded with a counterclaim seeking a declaration of invalidity, unenforceability, non-infringement and inventorship of the subject patents. A court order has stayed the litigation pending a reexamination of both patents by the United States Patent and Trademark Office. The Company intends to continue to defend vigorously against the claim. It is not possible at this time to predict the outcome, including whether the Company will have to cease selling L-Emental Plus, or to estimate the amount or range of potential loss, if any. Accordingly, no loss provision has been made in the financial statements for any liability that may result from the outcome of this uncertainty.

11. MAJOR CUSTOMER

The Company's net sales to one customer constituted approximately 11.6% of the total net sales for the year ended December 31, 1996.

12. ACQUISITION

On January 13, 1997, the Company acquired the inventory and fixed assets relating to the production of the enteral (tube feeding) products of Elan Pharma, Inc. as well as exclusive rights to manufacture and market the products. The products consist of a line of tube feeding formulas, disposable administration hardware (feeding tubes, administration sets, containers) and pumps used by hospitals, nursing homes and home healthcare providers to feed patients unable to consume adequate nutrition orally. In exchange, the Company issued a $3,000,000 note payable due in seven years together with interest accruing at 3% per annum and 855,000 shares of the Company's Common Stock. Total value of the transaction, after taking into consideration market interest rates on the note payable, is approximately $4,800,000.