Form 10QSB
period 1997-03-31
NUTRITION MEDICAL INC
filed 1997-05-12
CIK 1001136

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

[ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________

COMMISSION FILE NUMBER 0-22247

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

          Class                         Outstanding as of May 12, 1997 Common
          -----                         -------------------------------------
Stock, $.01 par value                                5,453,024 shares

Transitional Small Business Disclosure Format (Check one):  Yes      No   X
                                                                ----    ----

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                             NUTRITION MEDICAL, INC.

                                      INDEX


                          PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements                                         Page No.
                                                                       --------
          Condensed Statements of Operations (Unaudited) For the
               Three Months Ended March 31, 1997 and 1996                  2

          Condensed Balance Sheets (Unaudited) As of
               March 31, 1997 and December 31, 1996                        3

          Condensed Statements of Cash Flows (Unaudited)
               For the Three Months Ended March 31, 1997 and 1996          4

          Notes to Condensed Financial Statements (Unaudited)              5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              7

                            PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K                                11

                         PART I - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                             NUTRITION MEDICAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three months ended
                                                              March 31,
                                                              ---------
                                                      1997               1996
                                                      ----               ----
Net sales                                       $  1,214,000         $  704,923
Cost of goods sold                                   899,605            432,979
                                                ------------         ----------

Gross profit                                         314,395            271,944

Operating expenses:
  Selling, general and administrative                644,486            312,165
  Research and development                           117,191             51,719
                                                ------------         ----------
                                                     761,677            363,884
                                                ------------         ----------

Operating loss                                      (447,282)           (91,940)

Other income (expense):
  Interest income                                     48,669             10,655
  Interest expense                                   (41,408)            (1,425)
                                                ------------         ----------
                                                       7,261              9,230
                                                ------------         ----------

Net loss                                        $   (440,021)        $  (82,710)
                                                ------------         ----------
                                                ------------         ----------

Net loss per share                              $       (.08)        $     (.03)
                                                ------------         ----------
                                                ------------         ----------

Weighted average number of shares
  outstanding                                      5,324,524          3,105,524
                                                ------------         ----------
                                                ------------         ----------

            See accompanying notes to condensed financial statements

                             NUTRITION MEDICAL, INC.
                            CONDENSED BALANCE SHEETS

                                                                         March 31,       December 31,
                                                                           1997              1996
                                                                           ----              ----
                                                                        (Unaudited)         (Note)
                                      ASSETS
Current assets:
   Cash and cash equivalents                                          $  3,549,524      $  2,553,955
   Short-term investments                                                       --         1,671,596
   Accounts receivable (net)                                               615,090           356,240
   Inventories                                                           1,089,505           460,115
   Prepaid expenses                                                        156,455            34,039
                                                                      ------------      ------------

       Total current assets                                              5,410,574         5,075,945
Equipment and office furniture (net)                                       959,680           132,369
Goodwill (net)                                                           3,434,098                --
                                                                      ------------      ------------

           Total assets                                               $  9,804,352      $  5,208,314
                                                                      ------------      ------------
                                                                      ------------      ------------

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                   $    432,815      $    269,037
   Accrued expenses                                                        290,164           240,041
                                                                      ------------      ------------

       Total current liabilities                                           722,979           509,078

Subordinated note payable (net)                                          1,615,908                --

Shareholders' equity:
   Common stock, $.01 par value, 20,000,000 shares
       authorized, 5,448,024 and 4,593,024 issued and
       outstanding in 1997 and 1996                                         54,480            45,930
   Additional paid-in capital                                           10,140,987         6,943,287
   Accumulated deficit                                                  (2,730,002)       (2,289,981)
                                                                      ------------      ------------

       Total shareholders' equity                                        7,465,465         4,699,236
                                                                      ------------      ------------
           Total liabilities and shareholders' equity                 $  9,804,352      $  5,208,314
                                                                      ------------      ------------
                                                                      ------------      ------------

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed financial statements

                             NUTRITION MEDICAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              Three months ended
                                                                                   March 31,
                                                                                   ---------
                                                                            1997              1996
                                                                            ----              ----
OPERATING ACTIVITIES
   Net loss                                                            $  (440,021)       $  (82,710)
   Adjustments to reconcile net loss to net cash
           used in operating activities:
       Amortization                                                         96,235                --
       Depreciation                                                         31,548             5,500
       Changes in operating assets and liabilities:
              Accounts receivable                                         (258,850)          (28,127)
              Inventories                                                 (129,390)           50,448
              Prepaid expenses                                            (122,416)          (23,075)
              Accounts payable                                             163,778          (153,055)
              Accrued expenses                                              50,123           (28,096)
                                                                      ------------        ----------
Net cash used in operating activities                                     (608,993)         (259,115)

INVESTING ACTIVITIES
   Proceeds from sale of short-term investments                          1,671,596                --
   Purchase of goodwill                                                    (58,174)               --
   Purchase of equipment and office furniture                               (8,860)           (9,150)
                                                                      ------------        ----------
Net cash provided by (used in) investing activities                      1,604,562            (9,150)

FINANCING ACTIVITIES
Net cash provided by financing activities                                       --                --
                                                                      ------------        ----------

Increase (decrease) in cash                                                995,569          (268,265)
Cash and cash equivalents at beginning of period                         2,553,955         1,127,247
                                                                      ------------        ----------

Cash and cash equivalents at end of period                            $  3,549,524        $  858,982
                                                                      ------------        ----------
                                                                      ------------        ----------

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTMENT AND
       FINANCING ACTIVITIES
   Acquisition of Elan Pharma, Inc. product line through:
       Issuance of note payable                                         $1,593,750
       Issuance of common stock                                          3,206,250


See accompanying notes to condensed financial statements

                             NUTRITION MEDICAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

     The condensed financial statements as of March 31, 1997 and for the three months ended March 31, 1997 and 1996 included in this Form 10-QSB have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's December 31, 1996 Annual Report on Form 10-KSB.

     The condensed financial statements presented herein as of March 31, 1997 and for the three months ended March 31, 1997 and 1996 are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.
The results of operations for any interim period are not necessarily indicative of results for the full year.

2.   PRODUCT LINE ACQUISITION

     On January 13, 1997, the Company executed an Asset Purchase Agreement (the "Agreement") whereby the Company acquired certain assets from Elan Pharma, Inc. ("Elan"), a U.S. subsidiary of Ireland-based Elan Corporation, plc. The assets purchased pursuant to the Agreement include the inventory and fixed assets relating to the production of the enteral (tube feeding) products (the "Acquired Products") of Elan as well as exclusive rights to manufacture and market the Acquired Products. In exchange for the Acquired Products and related assets, the Company issued Elan a subordinated promissory note in the amount of $3,000,000 (due in seven years along with interest accruing at three percent per annum) and 855,000 shares of the Company's common stock. The Agreement allows for the forgiveness of up to 100% of the promissory note based upon the Company's future stock performance and contains provisions which restrict Elan's ability to vote or sell the shares of Common Stock. Total value of the transaction, after taking into consideration market interest rates on the note payable, and $58,174 in acquisition expenses associated with the purchase, was $4,858,174.

                             NUTRITION MEDICAL, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


2.   PRODUCT LINE ACQUISITION (CONTINUED)

      Based upon management's estimates of asset values, taking into consideration market values and condition of the assets as well as the future cash flows estimated to be generated from the Acquired Products, the following represents an allocation of the purchase price to the acquired assets, with the excess of the purchase price over the assets allocated to goodwill:

          Inventory                     $  500,000
          Manufacturing equipment          500,000
          Leased pumps                     350,000
          Goodwill                       3,508,174
                                        ----------
                                        $4,858,174
                                        ----------
                                        ----------


3.   NET LOSS PER SHARE

     Net loss per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is antidilutive. In February 1997, the Financial Accounting Standards Board
(FASB) issued FASB Statement No. 128, "EARNINGS PER SHARE". This Statement replaces the presentation of primary earnings per share (EPS) with basic EPS and also requires dual presentation of basic and dilutive EPS for entities with complex capital structures. This Statement is effective for the fiscal year ending December 31, 1997. For the quarter ended March 31, 1997, there is no difference between basic earnings per share under Statement No. 128 and primary net loss per share as reported.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


CAUTIONARY STATEMENT

     This Quarterly Report on form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases "believes", "anticipates", "intends", "will likely result", "estimates", "projects" or similar expressions are intended to identify such forward -looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances after the date of such statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.
Such forward-looking statements are qualified in their entirety by the cautions and risk factors set forth under the "Cautionary Statement" filed as exhibit 99.1 to this Form 10-QSB.

GENERAL

     The Company develops and sells nutrition products marketed as cost-effective, generic alternatives to equivalent national branded products. Products to date have focused on clinical products for the healthcare industry and adult nutrition supplements generally sold to large retailers under private label arrangements. In addition, the Company is currently developing an infant formula.

CLINICAL PRODUCTS
     The Company's initial product development efforts centered on branded generic products for the critical care nutrition market. These products are sold to hospitals and other health care providers to feed critically ill patients who cannot consume adequate nutrients orally and consequently require specialized feeding via tubes into the intestinal tract. As of March 31, 1997, the Company had developed six such products. Critical care nutrition products are generally purchased by a relatively large customer base which typically places orders in relatively small order quantities.

     On January 13, 1997, the Company expanded its clinical products line by acquiring the inventory and fixed assets associated with the production of the enteral (tube feeding) products of Elan Pharma, Inc. as well as the exclusive rights to manufacture and market approximately 40 enteral products consisting of special formulas, disposable administration hardware and the related delivery pumps.

RETAIL PRODUCTS-PRIVATE LABEL NUTRITION PRODUCTS
     In October 1995, the Company introduced an adult nutrition supplement product line. Adult nutrition supplements are designed to provide balanced nutrition in beverage form as a supplement or substitute for solid food for healthy individuals as well as those recovering from or affected by illness. These products are marketed to retail chains and are generally packaged using the retailer's proprietary store brand label. Such private label products allow the retailer to offer quality, low cost alternatives to national branded adult nutrition products. The Company's private label nutrition product line currently consists of three adult nutrition supplements, each of which is available in three flavors. Adult nutrition supplements are generally purchased by a relatively small customer base which typically places relatively large orders.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 AND 1996

     NET SALES. The Company's net sales for the three months ended March 31, 1997 totaled $1,214,000, representing an increase of $509,076, or 72%, over net sales of $704,925 in the corresponding 1996 period. Sales of the Company's clinical products, which in the 1996 period totaled $276,934, increased 175% to $760,784 in the three months ended March 31, 1997. 84 % of the increase in clinical product sales is attributable to sales of the products acquired from Elan Pharma, Inc. in January 1997. Sales of the Company's retail products totaled $453,217 (14 customers) in the three months ended March 31, 1997, an increase of $25,227 over the corresponding 1996 period, in which 77% of total retail sales consisted an initial stocking order to one customer.

     The prices of the Company's products remained relatively stable within and between the two reporting periods. In response to the Company's strategy of marketing its critical care nutrition products as less expensive alternatives to established brands, a competitor of the Company has lowered its prices to select customers of its branded products, offsetting part or all of the price advantage of the Company's three competing products. Although the Company continues to experience overall sales growth of these products, management believes that these selective price reductions resulted in lost sales and slowed the rate of sales growth of the Company's three competing products, and that this competitor will continue to use this form of selective price competition. Management further believes that the impact on total sales of this competitor's price reductions may be lessened as the Company introduces additional non-competing products.

     GROSS PROFIT. The Company's gross profit increased 15% to $314,395 for the three months ended March 31, 1997, compared with $271,944 in the same period in 1996. The following table sets forth the gross profit and gross profit percentage, by product line, for the three months ended March 31, 1997 and 1996:

                                            Three months ended March 31,
                                            ----------------------------
                                      1997                               1996
                          --------------------------         --------------------------
   Product Line           Gross profit    % of Sales         Gross Profit    % of Sales
   ------------           --------------------------         --------------------------
Clinical Products          $264,821           34.8%            $163,887           59.2%
Retail Products              49,575           10.9              108,057           25.2%
                          --------------------------         --------------------------
     Total                 $314,395           25.9%            $271,944           38.6%

The decrease in overall gross profit, as a percentage of sales, is related to product mix differences between the two periods and increased indirect production and distribution overhead costs. The gross profit generated by the Company's clinical products decreased as a percentage of clinical sales, principally as a result of the introduction in the 1997 period of the products acquired from Elan, which generally contribute relatively lower margins when compared to the critical care products sold in previous periods.
 Management expects that while increased sales of these acquired products will continue to generate an increase in the clinical product gross profit contribution, the overall gross profit, as a percentage of sales, will decline, particularly if sales of the lower gross profit acquired products increase as a proportion of total clinical product sales. The decrease in gross profit as a percentage of retail product sales is attributable to a $40,000 write-off of dated product and a gross profit percentage in the 1996 period that exceeded historical levels. The 1997 retail product gross profit, excluding the aforementioned write-off, was within the historical product line gross profit range.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses in the three months ended March 31, 1997, increased by $332,321, or 106%, compared with the same period in 1996. The increase is related to higher costs resulting from the continued development of the Company's sales and administration infrastructure and approximately $100,000 in depreciation and goodwill amortization charges related to the Elan Pharma, Inc. product acquisition.

     RESEARCH AND DEVELOPMENT. Research and development costs increased 128% to $117,191 for the three months ended March 31, 1997, compared with $51,719 in the corresponding 1996 period. The increase is attributable to higher costs associated with the Company's development of several infant formula products.

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

     On January 13, 1997, the Company executed an Asset Purchase Agreement whereby the Company acquired certain assets from Elan Pharma, Inc. ("Elan"), a U.S. subsidiary of the Ireland-based Elan Corporation, plc. The agreement provides for the sale to the Company of the inventory and fixed assets relating to the production of the enteral (tube feeding) products of Elan as well as exclusive rights to manufacture the products. In exchange for the product rights and related assets, the Company issued the seller 855,000 shares of common stock and a subordinated promissory note in the amount of $3,000,000. The note, along with all interest, which accrues at 3% per annum, is due in seven years.

     In connection with the above described activities and results of operations, the Company's net cash used by operations in the three months ended March 31, 1997 totaled $608,993. Cash and cash equivalents as of March 31, 1997 totaled $3,549,524.

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

                         PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     a) The following exhibits are included with this quarterly report on Form 10-QSB as required by Item 601 of Regulation S-B.

          Exhibit
          Number               Description
          -------              -----------
          11          Calculation of loss per share
          27          Financial data schedule
          99.1        Cautionary Statement

     b)   Reports on Form 8-K.

          On January 23, 1997, the Company filed a Current Report on Form 8-K pursuant to the requirements of Form 8-K, Item 2 with regard to the Asset Purchase Agreement executed on January 13, 1997 with Elan Pharma, Inc.

          On March 31, 1997, the Company filed a Current Report on Form 8K/A regarding additional information with regard to the aforementioned acquisition. This Current Report included financial statements of the business acquired and proforma financial information.

                                    SIGNATURE

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NUTRITION MEDICAL, INC.

     Dated:   May 12, 1997              By: /s/   Richard J. Hegstrand
                                           ---------------------------
                                            Chief Financial Officer

                                  EXHIBIT INDEX



          Exhibit
          Number                     Description
          ------                     -----------

          11             Calculation of loss per share
          27             Financial data schedule
          99.1           Cautionary Statement