Form 10QSB
period 1997-06-30
NUTRITION MEDICAL INC
filed 1997-08-14
CIK 1001136

===============================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

[ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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
Yes    X     No
     -----          -----

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

          Class                         Outstanding as of August 8, 1997
          -----                         --------------------------------
Common Stock, $.01 par value                   5,455,024 shares

Transitional Small Business Disclosure Format (Check one):  Yes      No     X
                                                               -----      -----

===============================================================================

                             NUTRITION MEDICAL, INC.

                                      INDEX


                         PART I - FINANCIAL INFORMATION



Item 1.   Financial Statements                                         Page No.
                                                                       --------

               Condensed Statements of Operations (Unaudited) For the
                    Three and Six Months Ended June 30, 1997 and 1996      2

               Condensed Balance Sheets (Unaudited) As of
                    June 30, 1997 and December 31, 1996                    3

               Condensed Statements of Cash Flows (Unaudited)
                    For the Six Months Ended June 30, 1997 and 1996        4

               Notes to Condensed Financial Statements (Unaudited)         5

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         7

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                               13

Item 2.   Changes in Securities                                           13

Item 4.   Submission of Matters to a Vote of Security Holders             14

Item 6.   Exhibits and Reports on Form 8-K                                14

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                             NUTRITION MEDICAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                            Three months ended            Six months ended
                                                                 June 30,                      June 30,
                                                                 --------                      --------
                                                          1997            1996            1997           1996
                                                          ----            ----            ----            ----

     Net sales                                      $   1,329,978     $  381,126      $  2,543,978     $1,086,049
     Cost of goods sold                                 1,031,829        249,215         1,931,434        682,194
                                                    -------------     ----------      ------------     ----------

     Gross profit                                         298,149        131,911           612,544        403,855

     Operating expenses:
          Selling, general and administrative             635,617        265,514         1,280,103        577,679
          Research and development                        119,813         44,436           237,004         96,155
                                                    -------------     ----------      ------------     ----------
                                                          755,430        309,950         1,517,107        673,834
                                                    -------------     ----------      ------------     ----------

     Operating loss                                      (457,281)      (178,039)         (904,563)      (269,979)

     Other income (expense):
          Interest income                                  38,449          8,813            87,118         19,468
          Interest expense                                (49,737)        (1,479)          (91,145)        (2,904)
                                                    -------------     ----------      ------------     ----------
                                                          (11,288)         7,334            (4,027)        16,564
                                                    -------------     ----------      ------------     ----------

     Net loss                                       $    (468,569)    $ (170,705)     $   (908,590)    $ (253,415)
                                                    -------------     ----------      ------------     ----------
                                                    -------------     ----------      ------------     ----------

     Net loss per share                             $        (.08)    $     (.05)     $       (.17)    $     (.06)
                                                    -------------     ----------      ------------     ----------
                                                    -------------     ----------      ------------     ----------

     Weighted average number of shares
        outstanding                                     5,452,835      3,105,524         5,393,430      4,220,816
                                                    -------------     ----------      ------------     ----------
                                                    -------------     ----------      ------------     ----------

            See accompanying notes to condensed financial statements

                             NUTRITION MEDICAL, INC.
                            CONDENSED BALANCE SHEETS

                                                       June 30,    December 31,
                                                         1997          1996
                                                         ----          ----
                                                      (Unaudited)     (Note)
                                     ASSETS

Current assets:
     Cash and cash equivalents                       $  2,778,946  $  2,553,955
     Short-term investments                                  ----     1,671,596
     Accounts receivable (net)                            903,730       356,240
     Inventories                                        1,762,243       460,115
     Prepaid expenses                                     318,369        34,039
                                                     ------------  ------------

          Total current assets                          5,763,288     5,075,945

Equipment and office furniture (net)                      949,217       132,369
Goodwill (net)                                          3,346,601            --
                                                     ------------  ------------

               Total assets                          $ 10,059,106  $  5,208,314
                                                     ------------  ------------
                                                     ------------  ------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                $  1,097,477  $    269,037
     Accrued expenses                                     314,588       240,041
                                                     ------------  ------------

          Total current liabilities                     1,412,065       509,078

Subordinated note payable (net)                         1,643,145            --

Shareholders' equity:
     Common stock, $.01 par value, 20,000,000
       shares authorized, 5,455,024 and 4,593,024
       issued and outstanding in 1997 and 1996             54,550        45,930
     Additional paid-in capital                        10,147,917     6,943,287
     Accumulated deficit                               (3,198,571)   (2,289,981)
                                                     ------------  ------------

          Total shareholders' equity                    7,003,896     4,699,236
                                                     ------------  ------------

                Total liabilities and shareholders'
                    equity                           $ 10,059,106  $  5,208,314
                                                     ------------  ------------
                                                     ------------  ------------

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

            See accompanying notes to condensed financial statements

                             NUTRITION MEDICAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                            Six months ended
                                                                June 30,
                                                                --------
                                                           1997         1996
                                                           ----         ----
OPERATING ACTIVITIES
   Net loss                                           $  (908,590)  $  (253,415)
   Adjustments to reconcile net loss to net cash
        used in operating activities:
     Amortization                                         210,968            --
     Depreciation                                         122,673        11,359
     Value of options and warrants granted
        for services performed                                 --        14,500
     Changes in operating assets and liabilities:
          Accounts receivable                            (547,490)      (78,544)
          Inventories                                    (802,128)       82,479
          Prepaid expenses                               (284,330)      (32,121)
          Accounts payable                                828,440       (82,032)
          Accrued expenses                                 74,547       (15,293)
                                                      -----------   -----------
Net cash used in operating activities                  (1,305,910)     (353,067)

INVESTING ACTIVITIES
   Proceeds from sale of short-term investments         1,671,596            --
   Purchase of goodwill                                   (58,174)           --
   Purchase of equipment and office furniture             (89,521)       (9,148)
                                                      -----------   -----------
Net cash provided by (used in) investing activities     1,523,901        (9,148)

FINANCING ACTIVITIES
   Proceeds from issuance of common stock                   7,000       125,000
                                                      -----------   -----------
Net cash provided by financing activities                   7,000       125,000
                                                      -----------   -----------

Increase (decrease) in cash                               224,991      (237,215)
Cash and cash equivalents at beginning of period        2,553,955     1,127,247
                                                      -----------   -----------

Cash and cash equivalents at end of period            $ 2,778,946   $   890,032
                                                      -----------   -----------
                                                      -----------   -----------


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTMENT AND
     FINANCING ACTIVITIES
   Acquisition of Elan Pharma, Inc. product
        line through:
     Issuance of note payable                         $ 1,593,750
     Issuance of common stock                           3,206,250



            See accompanying notes to condensed financial statements

                             NUTRITION MEDICAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

     The condensed financial statements as of June 30, 1997 and for the three and six-month periods ended June 30, 1997 and 1996 included in this Form 10-QSB have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's December 31, 1996 Annual Report on Form 10-KSB.

     The condensed financial statements presented herein as of June 30, 1997 and for the three and six-month periods ended June 30, 1997 and 1996 are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.


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
                                     ----------
                                     $4,858,174
                                     ----------
                                     ----------

3.  NET LOSS PER SHARE

     Net loss per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is antidilutive. In February 1997, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 128, "EARNINGS PER SHARE". This Statement replaces the presentation of primary earnings per share (EPS) with basic EPS and also requires dual presentation of basic and dilutive EPS for entities with complex capital structures. This Statement is effective for the fiscal year ending December 31, 1997. For the quarter ended June 30, 1997, there is no difference between basic earnings per share under Statement No. 128 and primary net loss per share as reported.

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

GENERAL

     The Company develops and sells nutrition products marketed primarily as cost-effective, generic alternatives to equivalent national branded products. Products to date have focused on clinical products for the healthcare industry and adult nutrition supplements generally sold to large retailers under private label arrangements. In addition, the Company is currently developing an infant formula.

CLINICAL PRODUCTS
     The Company's initial product development efforts centered on branded generic products for the critical care and disease specific nutrition market. These products are sold to hospitals and other health care providers to feed critically ill or disabled patients who cannot consume adequate nutrients orally and consequently require specialized feeding via tubes into the intestinal tract. As of June 30, 1997, the Company had developed eight such products. Critical care and disease specific nutrition products are generally purchased by a relatively large customer base which typically places orders in relatively small order quantities.

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

     During the quarter ended June 30, 1997, the Company added two formulas to its clinical product line. In May 1997, the Company launched, Pro-Peptide-TM-For Kids, a critical care formula designed specifically for gastrointestinally-impaired children between the ages of one and ten. This product will be marketed primarily to hospitals, particularly those with active pediatric programs. In June 1997, the Company introduced Gluco-Pro-TM-, a disease specific formula for people with hyperglycemia and diabetes. This formula will also be marketed to hospitals, but, unlike many of the Company's critical care products, it also has many applications in long-term care and home-care environments. As with other new products, the Company expects that customer trial and acceptance will vary.

RETAIL PRODUCTS-PRIVATE LABEL NUTRITION PRODUCTS
     In October 1995, the Company introduced an adult nutrition supplement product line. Adult nutrition supplements are designed to provide balanced nutrition in beverage form as a supplement or substitute for solid food for healthy individuals as well as those recovering from or affected by illness. These products are marketed to retail chains and are generally packaged using the retailer's proprietary store brand label. Such private label products allow the retailer to offer quality, low cost alternatives to national branded adult nutrition products. The Company's private label nutrition product line currently consists of three adult nutrition supplements, each of which is available in three flavors. "Light" versions of these products are currently under development. Adult nutrition supplements are generally purchased by a relatively small customer base which typically places relatively large orders.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 AND 1996

     NET SALES. The Company's net sales for the three months ended June 30, 1997 totaled $1,329,978, representing an increase of $948,852, or 249%, over net sales of $381,126 in the corresponding 1996 period. Sales of the Company's clinical products, which in the 1996 period totaled $268,589, increased 154% to $683,626 in the three months ended June 30, 1997. Of this increase, a substantial portion is attributable to sales of the products acquired from Elan Pharma, Inc. in January 1997, with the balance associated with increased sales to existing customers, newly converted customers and sales of new products. Sales of the Company's retail products totaled $646,352 in the three months ended June 30, 1997, an increase of $533,815, or 474% over the corresponding 1996 period sales of $112,537. The 1997 period sales increase is principally the result of a larger customer base and increased order levels within this customer base.

     The prices of the Company's products remained relatively stable within and between the two reporting periods. In response to the Company's strategy of marketing its critical care nutrition products as less expensive alternatives to established brands, one competitor of the Company, in late 1996, lowered its prices to select customers of its branded products, offsetting part or all of the price advantage of the Company's three competing products. Although the Company continues to experience overall sales growth of these products, management believes that these selective price reductions resulted in lost sales and slowed the rate of sales growth of the Company's three competing products, and that this competitor will continue to use this form of selective price competition. Management further believes that the current impact of this competitor's price reductions on total sales has been reduced due to the Company's introduction of additional non-competing products in 1997.

     GROSS PROFIT. The Company's gross profit increased 126% to $298,149 for the three months ended June 30, 1997, compared with $131,911 in the same period in 1996. The following table sets forth the gross profit and gross profit percentage, by product line, for the three months ended June 30, 1997 and 1996:


                                     Three months ended June 30,
                                     ---------------------------
                                 1997                          1996
                       ------------------------      -------------------------
 Product Line          Gross profit  % of Sales      Gross Profit   % of Sales
 ------------          ------------------------      -------------------------
Clinical Products        $205,230       30.0%          $143,010       53.2%
Retail Products            92,919       14.4%           (11,099)      (9.9)%
                       ------------------------      -------------------------
     Total               $298,149       22.4%          $131,911       34.6%


The decrease in overall gross profit, as a percentage of sales, is related to product mix differences between the two periods and increased indirect production and distribution overhead costs. The gross profit generated by the Company's clinical products decreased as a percentage of clinical sales, principally as a result of the introduction in the 1997 period of the lower gross margin products acquired from Elan. These products generated a lower than expected gross profit in the second quarter of 1997 due to higher than anticipated freight costs and an increase in fixed costs as a percentage of sales . Management expects that while increased sales of these acquired products will continue to generate an increase in the clinical product gross profit contribution, the overall gross profit, as a percentage of sales, may decline, particularly if sales of the lower gross profit acquired products increase as a proportion of total clinical product sales. The retail gross profit, as a percentage of sales, of 14.4% for the three months ended June 30, 1997 is consistent with overall historical performance levels. The negative gross profit generated in the 1996 period was the result of low sales volume generated during that period which was unable to cover the related product line fixed costs.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses in the three months ended June 30, 1997, increased by $370,103, or 139% to $635,617, compared with the same period in 1996. The increase is related to higher costs resulting from the continued development of the Company's sales and administration infrastructure, including costs associated with marketing the infant formula product line currently under development, and approximately $117,000 in depreciation and goodwill amortization charges related to the Elan Pharma, Inc. product line. These increases were offset by a $145,000 insurance reimbursement received in the current period for legal fees incurred by the Company in two previously settled lawsuits.

     RESEARCH AND DEVELOPMENT. Research and development costs increased 169% to $119,813 for the three months ended June 30, 1997, compared with $44,436 in the corresponding 1996 period. The increase is attributable to higher costs associated with the Company's development of several infant formula products.

SIX MONTHS ENDED JUNE 30, 1997 AND 1996

     NET SALES. Net sales for the six months ended June 30, 1997 totaled $2,543,978, compared to $1,086,049 for the same period in 1996, an increase of $1,457,929, or 134%. Sales of the Company's clinical products increased $898,943, or 165%, from $545,521 in the six months ended June 30, 1996 to $1,444,464 in corresponding 1997 period. A substantial portion of the increase is attributable to sales of the products acquired from Elan Pharma, Inc. in January 1997, with the balance attributable to an increased customer base and new products. Sales of the Company's retail products increased $558,986, or 103%, to $1,099,514 in the six months ended June 30, 1997 compared to sales of $540,528 in the corresponding 1996 period. The 1997 period sales increase is principally the result of a larger customer base and increased order levels within this customer base.

     GROSS PROFIT. The Company's gross profit increased 52% to $612,544 for the six months ended June 30, 1997, compared with $403,855 in the same period in 1996. The following table sets forth the gross profit and gross profit percentage, by product line, for the six months ended June 30, 1997 and 1996:


                                      Six months ended June 30,
                                      -------------------------
                                 1997                          1996
                       ------------------------      ------------------------
  Product Line         Gross profit  % of Sales      Gross Profit  % of Sales
  ------------         ------------------------      ------------------------
Clinical Products        $472,264       32.7%          $306,896       56.3%
Retail Products           140,280       12.8%            96,959       17.9%
                       ------------------------      ------------------------
     Total               $612,544       24.1%          $403,855       37.2%


The decrease in overall gross profit, as a percentage of sales, is related to product mix differences between the two periods as well as certain indirect production and distribution overhead costs. As a result of combining the lower gross margin products acquired from Elan Pharma Inc. in January 1997 with the Company's previous clinical product offerings, the gross profit, as a percentage of sales has declined. The gross profit, as a percentage of sales, on products offered in both periods remained relatively consistent between the periods presented. Management expects that while increased sales of the Elan acquired products will continue to generate an increase in the clinical product gross profit contribution, the overall gross profit, as a percentage of sales, will decline, particularly if sales of the lower gross profit acquired products increase as a proportion of total clinical product sales. The decrease in gross profit as a percentage of retail product sales in the 1997 period is attributable to a $40,000 write-off of dated product in the first quarter of 1997 and a gross profit percentage in the 1996 period that exceeded historical levels.

The 1997 retail product gross profit, excluding the aforementioned write-off, was within the historical product line gross profit range.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses in the six months ended June 30, 1997 totaled $1,280,103, an increase of $702,424, or 122%, over the $577,679 expensed in the corresponding 1996 period. The increase is related to higher costs resulting from the continued development of the Company's sales and administration infrastructure in support of new products and approximately $216,000 in depreciation and goodwill amortization charges related to the Elan Pharma, Inc. product acquisition.

     RESEARCH AND DEVELOPMENT. Research and development costs increased $140,849, or 146%, to $237,004 for the six months ended June 30, 1997, compared with $96,155 in the corresponding 1996 period. The increase is attributable to higher costs associated with the Company's development of several infant formula products.

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

     Prior to the initial public offering, the Company's principal source of cash and working capital had been from the private placement of Common Stock, through which the Company received approximately $2,800,000 in net proceeds. The Company also obtained loans from the City of Buffalo, Minnesota totaling $100,000. These loans were repaid in July 1996 when the Company relocated to Minneapolis, Minnesota.

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

     In connection with the above described activities and results of operations, the Company's net cash used by operations in the six months ended June 30, 1997 totaled $1,305,910. Cash and cash equivalents as of June 30, 1997 totaled $2,778,946. The Company utilizes several contract manufacturers to produce its products. Two of these contractors have scheduled production line shutdowns in the third quarter of 1997. As a result of these shutdowns and several large customer shipments which required delivery dates just subsequent to June 30,

1997, the Company increased its inventory levels as of June 30, 1997 of products affected by these events. Management believes that this temporary impact on inventory levels has resulted in inventory levels that, as of June 30, 1997, were approximately $500,000 above desired levels.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In August 1995, the Company was named as a defendant in a patent infringement lawsuit brought by Novartis, formerly Sandoz Nurtrition, in the United States District Court for the District of Minnesota. The complaint asserts that one of the Company's products, L-Emental-TM- Plus, infringes on two patents held by Novartis and asks for relief in the form of an injunction that would prevent the Company from selling the product as well as damages of an unspecified amount. Both patents were issued subsequent to the Company's introduction of L-Emental Plus. The Company responded with a counterclaim seeking a declaration of invalidity, unenforceability, non-infringement and inventorship of the subject patents. A court order has stayed the litigation pending the reexamination by the United States patent and Trademark Office of both patents. On August 13, 1997 the Company received notification that the United States Patent and Trademark Office will reissue the two patents under review. The Company expects that the litigation which was stayed pending this determination will resume and intends to continue to defend vigorously against the claim. Sales of L-Elemental Plus constituted $298,000, or 35% and $458,000 or 19 percent, of the Company's net sales in 1995 and 1996, respectively and $203,000 or 8 percent of sales in the six months ended June 30, 1997. It is not possible at this time to predict the outcome of the lawsuit, including whether the Company will have to cease selling L-Emental Plus, or to estimate the amount or range of potential loss, if any. To date, no injunction has been issued.


ITEM 2.  CHANGES IN SECURITIES

          c) Options exercised within the period from April 1, 1997 to June 30, 1997:

                 Date:                  Number of Shares Exercised:

                 April 4, 1997                    1,000
                 April 9, 1997                    1,000
                 April 15, 1997                   1,000
                 April 22, 1997                   1,000
                 April 30, 1997                   1,000
                 May 28, 1997                     1,000
                 June 5, 1997                     1,000

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of Shareholders of the Company was held on May 8, 1997 at which time (i) four nominees were elected to the Board of Directors for one-year terms and (ii) the appointment of Ernst & Young LLP as the independent auditors of the Company was, approved. Proxies for the Company were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to management's solicitations. All nominees for directors as listed in the proxy statement were elected. The voting results were as follows:


Election of Directors:

                              For            Withhold Authority
                           ---------         ------------------
William L. Rush            3,690,161              3,000
George E. Kline            3,690,161              3,000
Kenneth L. Evenstad        3,690,161              3,000
Lawrence A. Lehmkuhl       3,690,161              3,000

Approval of Independent Auditors:
                       For      Against      Abstain   Broker Non-Vote
                       ---      -------      -------   ---------------
Ernst & Young LLP   3,690,161      0          3,000          0


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

               Exhibit
               Number                     Description
               -------                    -----------

               11                  Calculation of loss per share
               27                  Financial data schedule
               99.1                Cautionary Statement

          b)   Reports on Form 8-K.

               There were no reports on Form 8-K filed during the quarter ended June 30, 1997.

                                    SIGNATURE

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NUTRITION MEDICAL, INC.

     Dated:   August 11, 1997           By:/s/   Richard J. Hegstrand
                                           --------------------------
                                        Richard J. Hegstrand
                                        Chief Financial Officer

                                  EXHIBIT INDEX



               Exhibit
               Number              Description
               -------             -----------

               11             Calculation of loss per share
               27             Financial data schedule
               99.1           Cautionary Statement