Form 10QSB
period 1997-09-30
NUTRITION MEDICAL INC
filed 1997-11-12
CIK 1001136

===============================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

[ X ]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes____X    No______

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

          Class                         Outstanding as of November 10, 1997
Common Stock, $.01 par value                     5,456,024 shares

Transitional Small Business Disclosure Format (Check one):  Yes____    No____X

===============================================================================

                             NUTRITION MEDICAL, INC.

                                      INDEX


                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements                                         Page No.

          Statements of Operations (Unaudited) For the Three and
               Nine Months Ended September 30, 1997 and 1996               2

          Balance Sheets (Unaudited) As of September 30, 1997 and
               December 31, 1996                                           3

          Statements of Cash Flows (Unaudited) For the Nine Months
               Ended September 30, 1997 and 1996                           4

          Notes to Financial Statements (Unaudited)                        5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              7

                           PART II - OTHER INFORMATION


Item 1.   Legal Proceedings                                                13

Item 2.   Changes in Securities and Use of Proceeds                        13

Item 6.   Exhibits and Reports on Form 8-K                                 14

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                             NUTRITION MEDICAL, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                 Three months ended            Nine months ended
                                                     September 30,                 September 30,
                                           ---------------------------   -----------------------------
                                                 1997           1996           1997          1996
                                                 ----           ----           ----          ----
Net sales                                  $  1,934,518     $  645,208   $  4,478,496     $  1,731,257
Cost of goods sold                            1,473,170        400,293      3,404,604        1,082,487
                                           ------------     ----------   ------------     ------------
Gross profit                                    461,348        244,915      1,073,892          648,770

Operating expenses:
     Selling, general and administrative        796,511        375,936      2,076,614          953,615
     Research and development                    94,649         51,823        331,653          147,978
                                           ------------     ---------    -----------      ------------
                                                891,160        427,759      2,408,267        1,101,593
                                           ------------     ----------   ------------     ------------
Operating loss                                (429,812)      (182,844)    (1,334,375)        (452,823)

Other income (expense):
     Interest income                             22,006          7,619        109,124           27,087
     Interest expense                          (51,243)          (554)      (142,388)          (3,458)
                                           ------------     ----------   ------------      ------------
                                               (29,237)          7,065       (33,264)           23,629
                                           ------------     ----------   ------------     ------------
Net loss                                   $  (459,049)   $  (175,779)   $(1,367,639)      $  (429,194)
                                           ------------     ----------   ------------      ------------
                                           ------------     ----------   ------------      ------------

Net loss per share                             $  (.08)       $  (.04)       $  (.25)          $  (.10)
                                           ------------     ----------   ------------      ------------
                                           ------------     ----------   ------------      ------------

Weighted average number of shares
   outstanding                                5,455,024      4,270,543      5,411,255         4,245,680
                                           ------------     ----------   ------------      ------------
                                           ------------     ----------   ------------      ------------


                 See accompanying notes to financial statements

                             NUTRITION MEDICAL, INC.
                                 BALANCE SHEETS

                                               September 30,   December 31,
                                                   1997           1996
                                              --------------  -------------
                                               (Unaudited)
                       ASSETS
Current assets:
     Cash and cash equivalents                  $  1,836,910   $  2,553,955
     Short-term investments                               --      1,671,596
     Accounts receivable (net)                     1,051,465        356,240
     Inventories                                   1,972,781        460,115
     Prepaid expenses                                145,162         34,039
                                                ------------   ------------

          Total current assets                     5,006,318      5,075,945

Equipment and office furniture                     1,307,922        182,881
Less accumulated depreciation                        239,785         50,512
                                                ------------   ------------
     Equipment and office furniture (net)          1,068,137        132,369
Goodwill (net)                                     3,259,104             --
                                                ------------   ------------
               Total assets                     $  9,333,559   $  5,208,314
                                                ------------   ------------
                                                ------------   ------------

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                             $  811,694     $  269,037
     Accrued expenses                                129,087         84,487
     Accrued lease costs                                  --         75,000
     Accrued payroll and taxes                       111,795         80,554
                                                ------------   ------------
          Total current liabilities                1,052,576        509,078

Subordinated note payable, including accrued
   interest                                        1,736,138             --

Shareholders' equity:
     Common stock, $.01 par value, 20,000,000 shares
       authorized, 5,455,024 and 4,593,024 issued and
       outstanding in 1997 and 1996                   54,550         45,930
     Additional paid-in capital                   10,147,917      6,943,287
     Accumulated deficit                         (3,657,622)    (2,289,981)
                                                ------------   ------------
          Total shareholders' equity               6,544,845      4,699,236
                                                ------------   ------------

            Total liabilities and shareholders'
              equity                             $ 9,333,559   $  5,208,314
                                                ------------   ------------
                                                ------------   ------------

                 See accompanying notes to financial statements

                             NUTRITION MEDICAL, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                   Nine months ended
                                                      September 30,
                                                ----------------------------
                                                   1997             1996
                                                   ----             ----
OPERATING ACTIVITIES
     Net loss                                   $(1,367,639)   $  (429,194)
     Adjustments to reconcile net loss to net
      cash used in operating activities:

          Amortization                               327,208             --
          Depreciation                               189,273         17,259
          Value of warrants granted for services
            performed                                     --         14,500
          Changes in operating assets and
            liabilities:
                   Accounts receivable             (745,225)      (195,724)
                   Inventories                   (1,012,667)         32,331
                   Prepaid expenses                (111,123)      (289,508)
                   Accounts payable                  592,658         53,044
                   Accrued expenses                   65,090        171,938
                                                ------------     ----------

Net cash used in operating activities            (2,062,425)     (625,354)

INVESTING ACTIVITIES
     Proceeds from sale of short-term investments  1,671,596             --
     Purchase of goodwill                           (58,174)             --
     Purchase of equipment and office furniture    (275,042)       (14,420)
                                                 -----------     ----------
Net cash provided by (used in) investing
   activities                                      1,338,380       (14,420)

FINANCING ACTIVITIES
     Payments on notes payable                            --      (100,000)
     Proceeds from issuance of common stock            7,000        125,000
                                                 -----------     ----------
Net cash provided by financing activities              7,000         25,000
                                                 -----------     ----------

Decrease in cash                                   (717,045)      (614,774)
Cash and cash equivalents at beginning of period   2,553,955      1,127,247
                                                 -----------     ----------

Cash and cash equivalents at end of period      $  1,836,910     $  512,473
                                                 -----------     ----------


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTMENT AND
          FINANCING ACTIVITIES
     Acquisition of Elan Pharma, Inc. product
      line through:
          Issuance of note payable              $  1,593,750
          Issuance of common stock                 3,206,250


                 See accompanying notes to financial statements

                            NUTRITION MEDICAL, INC.
                  NOTES TO FINANCIAL STATEMENTS (continued)
                                 (UNAUDITED)

1. BASIS OF PRESENTATION

   The financial statements as of September 30, 1997 and for the three and nine-month periods ended September 30, 1997 and 1996 included in this Form 10-QSB have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's December 31, 1996 Annual Report on Form 10-KSB.

   The financial statements presented herein as of September 30, 1997 and for the three and nine-month periods ended September 30, 1997 and 1996 are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

2. PRODUCT LINE ACQUISITION

   On January 13, 1997 (the "Closing Date"), the Company executed an Asset Purchase Agreement (the "Agreement") whereby the Company acquired certain assets from Elan Pharma, Inc. ("Elan"), a U.S. subsidiary of Ireland-based Elan Corporation, plc. The assets purchased include inventory and fixed assets relating to the production of the enteral (tube feeding) products (the "Acquired Products") of Elan as well as exclusive rights to manufacture and market the Acquired Products. In exchange for the Acquired Products and related assets, the Company issued Elan a subordinated promissory note in the amount of $3,000,000 (due in seven years along with interest accruing at three percent per annum) and 855,000 shares of the Company's common stock. The Agreement contains provisions which restrict Elan's ability to vote or sell the shares of Common Stock. Total value of the transaction, after taking into consideration market interest rates on the note payable, and $58,174 in acquisition expenses associated with the purchase, was $4,858,174.

   The Agreement contains a provision for the forgiveness of up to 100% of the promissory note based on the Company's future stock performance. The principal amount of the promissory note may be reduced on the fourth, through seventh anniversaries of the closing date. The amount of the reduction will be determined by multiplying the number of shares sold by Elan during the respective year by one-half of the difference between the average sales price
less $5 (year four), $6 (year five), $7 (year six) or $8 (year seven).    A
similar reduction, using an eight dollar threshold will be applied to shares remaining unsold at the end of the seventh anniversary of the closing date. Any reduction in the principal amount of the promissory note under the aforementioned terms of the Agreement will be accounted for as a reduction of goodwill. In the

                            NUTRITION MEDICAL, INC.
                  NOTES TO FINANCIAL STATEMENTS (continued)
                                 (UNAUDITED)

2. PRODUCT LINE ACQUISITION (CONTINUED)

event that an adjustment exceeds the book value of goodwill on that date, such excess will be recorded as a direct increase in equity and no gain will be recognized.

    Based upon management's estimates of asset values, taking into consideration market values and condition of the assets, as well as the estimated future cash flows from the Acquired Products, the following represents a preliminary allocation of the purchase price to the acquired assets, with the excess of the purchase price over the assets allocated to goodwill:


      Inventory                                                 $   500,000
      Manufacturing equipment                                       500,000
      Leased pumps                                                  350,000
      Goodwill                                                    3,508,174
                                                                -----------
                                                                 $4,858,174
                                                                -----------
                                                                -----------

   Pro-forma results of operations, as if the acquisition had taken place on January 1, 1996, for the nine month period ended September 30, 1996 are shown below. Pro-forma results are not necessarily indicative of the results to be expected for the full year or the results that would have been achieved if the acquisition had actually taken place on that date.

                       Pro-forma Statement of Operations

                                                   Nine-month period ended
                                                       September 30, 1996

      Net Sales                                                 $ 6,816,257
      Gross Profit                                                2,024,770
      Net Loss                                                   ( 834,194)
      Loss per share                                               $ (0.16)


   Pro-forma results for the nine-month period ended September 30, 1997 are not shown as the acquisition took place close to the beginning of the year in 1997.

3.  NET LOSS PER SHARE

   Net loss per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is antidilutive. In February 1997, the Financial Accounting Standards Board
(FASB) issued FASB Statement No. 128, "EARNINGS PER SHARE". This Statement replaces the presentation of primary earnings per share (EPS) with basic EPS and also requires dual presentation of basic and dilutive EPS for entities with complex capital structures. This Statement is effective for the fiscal year ending December 31, 1997. For the quarter ended September 30, 1997, there is no difference between basic earnings per share under Statement No. 128 and primary net loss per share as reported.

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

GENERAL

   The Company develops and sells nutrition products marketed primarily as cost-effective, generic alternatives to equivalent national branded products. Products to date have focused on clinical products for the healthcare industry and adult nutrition supplements generally sold to large retailers under private label arrangements. In addition, the Company is currently developing a national brand equivalent infant formula which is expected to be available for sale in 1998.

CLINICAL PRODUCTS
   The Company's initial product development efforts centered on branded generic products for the critical care and disease specific nutrition market. These products are sold to hospitals and other health care providers to feed critically ill or disabled patients who cannot consume adequate nutrients orally and consequently require specialized feeding via tubes into the intestinal tract. As of September 30, 1997, the Company had developed eight such products. Critical care and disease specific nutrition products are generally purchased by a relatively large customer base which typically places orders in relatively small order quantities.

   On January 13, 1997, the Company expanded its clinical products line by acquiring the inventory and fixed assets associated with the production of the enteral (tube feeding) products of Elan Pharma, Inc., as well as the exclusive rights to manufacture and market approximately 40 enteral products consisting of special formulas, disposable administration hardware and the related delivery pumps.

   During the nine-month period ended September 30, 1997, the Company added two formulas to its clinical product line. In May 1997, the Company launched Pro-Peptide-TM- For Kids, a critical care formula designed specifically for gastrointestinally-impaired children between the ages of one and ten. This product is being marketed primarily to hospitals, particularly those with active pediatric programs. In June 1997, the Company introduced Gluco-Pro-TM-, a disease specific formula for people with hyperglycemia and diabetes. This formula will also be marketed to hospitals, but, unlike many of the Company's critical care products, it also has many applications in long-term care and home-care environments. As with other new products, the Company expects that customer trial and acceptance will vary.

RETAIL PRODUCTS-PRIVATE LABEL NUTRITION PRODUCTS
   In October 1995, the Company introduced an adult nutrition supplement product line. Adult nutrition supplements are designed to provide balanced nutrition in beverage form as a supplement to, or substitute for, solid food for healthy individuals as well as those recovering from or affected by illness. These products are marketed to retail chains and are generally packaged using the retailer's proprietary store brand label. Such private label products allow the retailer to offer quality, low cost alternatives to national branded adult nutrition products. The Company's private label nutrition product line currently consists of three adult nutrition supplements, each of which is available in three flavors. "Light" versions of these products are currently under development. Adult nutrition supplements are generally purchased by a relatively small customer base which typically places relatively large orders.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

   NET SALES. The Company's net sales for the three months ended September 30, 1997 totaled $1,934,518, representing an increase of $1,289,310, or 200%, over net sales of $645,208 in the corresponding 1996 period. Sales of the Company's clinical products, which in the 1996 period totaled $302,915, increased 313% to $1,250,644 in the three months ended September 30, 1997.
Of this increase, a substantial portion is attributable to sales of the products acquired from Elan Pharma, Inc. in January 1997, with the balance associated with increased sales to existing customers, newly converted customers and sales of new products. Sales of the Company's retail products totaled $683,874 in the three months ended September 30, 1997, an increase of $341,581, or 100% over the corresponding 1996 three-month period sales of $342,293. This increase is principally the result of a larger customer base and increased order levels within this customer base. The Company expects fourth quarter sales to be at or below the third quarter as Elan-related pump shipments are expected to be lower than those of the third quarter.

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

   GROSS PROFIT. The Company's gross profit increased 88% to $461,348 for the three months ended September 30, 1997, compared with $244,915 in the same period in 1996. The following table sets forth the gross profit and gross profit percentage, by product line, for the three months ended September 30, 1997 and 1996:


                                   Three months ended September 30,
                      ---------------------------------------------------------------
                                1997                              1996
                      ----------------------------        ----------------------------

Product Line           Gross profit      % of Sales        Gross Profit     % of Sales
------------           ------------      ---------         ------------     ----------

Clinical Products          $387,410          31.0%             $175,429          56.9%
Retail Products              73,938          10.8%               69,486          20.3%
                           --------          -----             --------          -----
     Total                 $461,348          23.9%             $244,915          38.0%


The decrease in overall gross profit, as a percentage of sales, is related to product mix differences between the two periods and increased indirect production and distribution overhead costs. The gross profit generated by the Company's clinical products decreased as a percentage of clinical sales, principally as a result of the introduction in the 1997 period of the lower gross margin products acquired from Elan. In addition, these products generated a lower than expected gross profit in the third quarter of 1997 due to higher than anticipated freight costs and an increase in fixed costs as a percentage of sales. Management expects that while increased sales of these acquired products will continue to generate an increase in the clinical product gross profit contribution, the overall gross profit, as a percentage of sales, will decline, particularly if sales of the lower gross profit acquired products increase as a proportion of total clinical product sales. The retail gross profit, as a percentage of sales, of 10.8% for the three months ended September 30, 1997 is lower than its overall historical performance levels because of higher production costs. Margins in the retail portion of the business over the next quarter are expected to continue to be lower than historical averages.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses in the three months ended September 30, 1997, increased by $420,575, or 112% to $796,511, compared with the same period in 1996. The increase is related to higher costs resulting from the continued development of the Company's sales and administration infrastructure, including costs associated with marketing the infant formula product line currently under development, and approximately

$117,000 in depreciation and goodwill amortization charges related to the Elan Pharma, Inc. product line.

     RESEARCH AND DEVELOPMENT. Research and development costs increased 83% to $94,649 for the three months ended September 30, 1997, compared with $51,823 in the corresponding 1996 period. The increase is attributable to higher costs associated with the Company's development of infant formula products. Infant formula-related development costs are expected to increase significantly over the next two quarters as clinical trials commence.

NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

     NET SALES. Net sales for the nine months ended September 30, 1997 totaled $4,478,496, compared to $1,731,257 for the same period in 1996, an increase of $2,747,239, or 159%. Sales of the Company's clinical products increased $1,846,672, or 218%, from $848,436 in the nine months ended September 30, 1996 to $2,695,108 in the corresponding 1997 period. A substantial portion of this increase is attributable to sales of the products acquired from Elan Pharma, Inc. in January 1997, with the balance attributable to an increased customer base and new products. Sales of the Company's retail products increased $900,566, or 102%, to $1,783,387 in the nine months ended September 30, 1997, compared to sales of $882,821 in the corresponding 1996 period. The 1997 period sales increase is principally the result of a larger customer base and increased order levels within this customer base.

     GROSS PROFIT. The Company's gross profit increased 66% to $1,073,892 for the nine months ended September 30, 1997, compared with $648,770 in the same period in 1996. The following table sets forth the gross profit and gross profit percentage, by product line, for the nine months ended September 30, 1997 and 1996:


                                    Nine months ended September 30,
                       ---------------------------------------------------------------
                                1997                              1996
                       ---------------------------         ---------------------------

Product Line           Gross profit      % of Sales        Gross Profit     % of Sales
------------           ------------      ---------         ------------     ----------

Clinical Products        $  859,674          31.9%             $482,325          56.8%
Retail Products             214,218          12.0%              166,445          18.8%
                         ----------          -----             --------          -----
     Total               $1,073,892          24.0%             $648,770          37.5%


The decrease in overall gross profit, as a percentage of sales, is related to product mix differences between the two periods as well as certain indirect production and distribution overhead costs. As a result of combining the lower gross margin products acquired from Elan Pharma, Inc. in January 1997 with the Company's previous clinical product offerings, the gross profit, as a percentage of sales has declined. Management expects that while increased sales of the Elan acquired products will continue to generate an increase in the clinical product gross profit contribution, the overall gross profit, as a percentage of sales, will decline, particularly if sales of the lower gross profit acquired products increase as a proportion of total clinical product sales. The decrease in gross profit as a percentage of retail product sales in the 1997 period is attributable to a $40,000 write-off of dated product in the first quarter of 1997 and higher costs of production which are expected to continue during the fourth quarter.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses in the nine months ended September 30, 1997 totaled $2,076,614, an increase of $1,122,999, or 118%, over the $953,615 expensed in the corresponding 1996 period. The increase is related to higher costs resulting from the continued development of the Company's sales and administration infrastructure in support of new products and approximately $327,000 in depreciation and goodwill amortization charges related to the Elan Pharma, Inc. product acquisition.

     RESEARCH AND DEVELOPMENT. Research and development costs increased $183,675, or 124%, to $331,653 for the nine months ended September 30, 1997, compared with $147,978 in the corresponding 1996 period. The increase is attributable to higher costs associated with the Company's development of infant formula products. These costs are expected to increase significantly over the next two quarters.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has incurred net losses and negative cash flows from operations. On September 26, 1996, the Company's registration statement on Form SB-2 for its initial public offering was declared effective by the Securities and Exchange Commission. The Company sold pursuant to this registration statement, in a transaction that closed on October 1, 1996, 1,437,500 shares of the Company's Common Stock at $3.50 per share, including an overallotment of 187,500 shares. Net proceeds to the Company, after deducting all offering costs, totaled $4.24 million. Unused funds are invested in U.S. Treasury-backed funds with maturities ranging under three months.

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

     In connection with the above described activities and results of operations, the Company's net cash used by operations, excluding the Elan acquisition, in the nine months ended September 30, 1997 totaled $2,062,425. Cash and cash equivalents as of September 30, 1997 totaled $1,836,910. The Company has increased its working capital by approximately

$1.3 million over the last nine months. Accounts receivables have increased during the nine-month period by approximately $745,000 due to sales increases and due to some extended payment terms. Inventories, not including those received in the Elan acquisition, have increased by approximately $1.0 million offset by an increase of approximately $550,000 in accounts payables. The increased inventory is a carryover from high levels of production in June and July and are expected to decrease slightly over the fourth quarter.

     The Company has made additions to equipment, primarily for the packaging of Infant Formula products. No additional significant capital expenditures are expected over the next few quarters.

     As discussed in Part II, Item 1, the Company was named as a defendant in a patent infringement lawsuit brought by Novartis. It is not possible at this time to predict the outcome of the lawsuit, including whether the Company will have to cease selling L-Emental Plus, or to estimate the amount or range of potential loss, if any.

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

                          PART II - Other Information

ITEM 1.  LEGAL PROCEEDINGS

     In August 1995, the Company was named as a defendant in a patent infringement lawsuit brought by Novartis, formerly Sandoz Nutrition, in the United States District Court for the District of Minnesota. The complaint asserts that one of the Company's products, L-Emental-TM- Plus, infringes on two patents held by Novartis and asks for relief in the form of an injunction, that would prevent the Company from selling the product, as well as damages of an unspecified amount. Both patents were issued subsequent to the Company's introduction of L-Emental Plus. The Company responded with a counterclaim seeking a declaration of invalidity, unenforceability, non-infringement and inventorship of the subject patents. A court order stayed the litigation pending reexamination of both patents by the United States Patent and Trademark Office. On August 13, 1997, the Company received notification that the United States Patent and Trademark Office will issue the two patents under review. Though the patents were narrowed, the Company expects that the litigation which was stayed pending this determination will resume, and the Company intends to continue to vigorously defend against the claim. Sales of L-Elemental Plus constituted $298,000, or 35%, and $458,000, or 19 %, of the Company's net sales in 1995 and 1996, respectively, and $307,500 or 7% of net sales for the nine months ended September 30, 1997. It is not possible at this time to predict the outcome of the lawsuit, including whether the Company will have to cease selling L-Emental Plus, or to estimate the amount or range of potential loss, if any. To date, no injunction has been issued.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

              REPORT OF SALES OF SECURITIES AND USE OF PROCEEDS THEREFROM

     The Company had an initial public offering that commenced September 26, 1996 and terminated with the sale of 1,437,500 shares of its common stock, par value $.01, at a price of $3.50 per share. All shares registered with the Securities and Exchange Commission in connection with the Company's initial public offering were sold. The managing underwriter for the public offering was Miller, Johnson & Kuehn, Incorporated. Total net proceeds from the offering were as follows:


          Gross Proceeds                                     $ 5,031,250
          Less:
          Underwriting discounts & commissions                   503,125
          Expenses paid to or for underwriters                    93,591
          Other expenses                                         197,534
                                                             -----------
               Total Expenses*                                   794,250
                                                             -----------

          Net proceeds from offering                         $ 4,237,000
                                                             -----------


                          PART II - Other Information

                                USE OF PROCEEDS*
                                ----------------


          Purchase and installation of equipment         $     254,000
          Research and Development                             236,000
          Sales and Marketing                                  933,000
          Temporary Investments (U.S. Treasury Bills)        1,800,000
          Working Capital                                    1,014,000
                                                         -------------
               Total                                     $   4,237,000
                                                         -------------


*None of such payments were made to the Company's directors and officers or their respective associates, beneficial owners of ten percent or more of the Company's common stock or affiliates of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a) The following exhibits are included with this quarterly report on Form 10-QSB as required by Item 601 of Regulation S-B.

          Exhibit
          Number                     Description
          ------                     -----------

          27                         Financial data schedule
          99.1                       Cautionary Statement

     b)   Reports on Form 8-K.

          There were no reports on Form 8-K filed during the quarter ended September 30, 1997.

                                   SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            NUTRITION MEDICAL, INC.

     Dated:   November 10, 1997              By:/s/   Anwar H. Bhimani
                                                ----------------------
                                             Anwar H. Bhimani
                                             Chief Financial Officer

                                EXHIBIT INDEX

          Exhibit
          Number                     Description
          ------                     -----------
            27                 Financial data schedule
            99.1               Cautionary Statement