Form 10KSB
period 1997-12-31
NUTRITION MEDICAL INC
filed 1998-03-31
CIK 1001136

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                                    FORM 10-KSB

[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: DECEMBER 31, 1997 Commission File Number: 0-22247

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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_      No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB. Yes ___     No  _X_

State issuer's revenues for its most recent fiscal year:    $4,104,601

On March 24, 1998, and based on the average bid and asked prices as of that date, the aggregate market value of the voting stock held by non-affiliates of the Issuer was $2,864,115.

The number of shares outstanding of the registrant's common stock, $.01 par value, as of March 19, 1998 was 5,456,024 shares.

                        DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders (which will be filed with the Commission before April 30, 1998) (the "Proxy Statement") are incorporated by reference in Part III.

Transitional Small Business Disclosure Format:  Yes __  No  _X_

                                        PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

     Nutrition Medical, Inc., a Minnesota corporation formed in July 1993 (the "Company" or "Registrant"), develops and sells generic critical care and disease specific nutrition formulas, as well as related enteral feeding pumps, delivery sets and feeding tubes for the hospital, nursing home and home health care markets. The Company's critical care and disease specific nutrition products are generally manufactured using ingredients, formulas and processes comparable to those of national brand products. As of December 31, 1997, the Company marketed eight critical care and disease specific nutrition products, four intact protein formulas and more than thirty related delivery devices. The Company intends to expand these product lines through internal development activities.

     On January 13, 1997, the Company acquired certain assets from Elan Pharma, Inc. ("Elan"), a U.S. subsidiary of Ireland-based Elan Corporation, plc. The products acquired included inventory and fixed assets relating to the production of the enteral (tube feeding) products (the "Elan Acquired Products") of Elan, as well as exclusive rights to manufacture and market the Elan Acquired Products. In exchange for the Elan Acquired Products and related assets, the Company issued Elan a note in the amount of $3,000,000 (due in seven years along with interest accruing at three percent per annum) and 855,000 shares of the Company's common stock. Total value of the transaction, after taking into consideration market interest rates on the note payable, was approximately $3,428,936.

     In September 1997, the Company announced the signing of a distribution agreement with Nellson Nutraceutical, an Irwindale, California-based manufacturer of nutritional products. Under the terms of the agreement, the Company is the exclusive distributor of Nellson's Suppla-Cal-TM- and Hi-Cal VM-TM- supplemental nutrition bars. The Company intends to continue to market these products through existing channels.

RECENT DEVELOPMENTS.

     During 1996 and 1997, the Company incurred significant expenses related to the development of a generic infant formula. In January 1998, the Company announced its decision to suspend further independent development efforts associated with this project. The Company stated that it plans to seek a corporate partner or buyer to complete its infant formula development project. In the absence of such a partner, the Company will suspend further investment on the project.

     Also in January 1998, the Company announced its intention to discontinue its private label adult nutrition supplement business, which was introduced in late 1995. Accordingly, the private label adult nutrition business has been classified as discontinued operation in the Financial Statements included in this Report. In March 1998, the Company entered into an agreement with Agrilink Foods, Inc., a New York corporation, pursuant to which the Company will transfer its private label adult nutrition supplement business to Agrilink effective May 1, 1998. As part of the agreement, the Company will receive cash for various marketing and supply-related items and royalty payments for two years on the sale of these products.

     The Company has taken these actions to allow it to focus on its core clinical nutrition business.

PRODUCTS

     Critical care nutrition formulas are used by hospitals and other health care providers to feed critically ill patients who cannot consume adequate nutrients orally and consequently require specialized feeding via tubes into the intestinal tract. The use of critical care nutrition formulas often continues at home or in a nursing home after a patient is discharged from the hospital.

     The Company's strategy has been to focus on the development and sale of a core line of generic critical care formulas for patients who are being treated in intensive care units. Certain of these products contain unique ingredients or proportions of ingredients to meet the metabolic requirements of specific patient populations. The Company markets its critical care and disease specific nutrition products to hospitals and other health care providers as less expensive, generic alternatives to the established products offered by major manufacturers. The Company intends to continue developing an expanded line of critical care nutrition products and to establish itself as a major supplier of such products in generic form.

     The Elan Acquired Products combined with the Company's existing critical care and disease specific nutrition formulas provide the capability to market a full line of formulas and the pumps and disposable administration hardware used in formula delivery.

BACKGROUND

     Critically ill or severely injured patients are often unlikely to consume adequate nutrients, which can exacerbate a patient's condition, cause complications and prolong hospital stays. Total enteral nutrition ("TEN") delivers, often via specialized pumps, formulations of protein, carbohydrates, fat and vitamins via feeding tubes directly into the patient's intestinal tract. Unless nearly all of the intestinal tract is missing or nonfunctional, most patients can be fed via this enteral route. One application of TEN is in the treatment of critical care patients. The largest single category of TEN nutrition products used in critical care are products that contain unique protein sources referred to as "elemental". Unlike long-term care formulas that contain "whole protein", which must be digested before it can be absorbed and utilized by the patient, elemental formulas contain predigested protein that offers immediately available nutrition because little or no digestion is required. With one exception, all of the Company's critical care nutrition products are elemental formulas.

     The critical care nutrition formula market is currently dominated by a small number of established manufacturers of national brands, each of which focuses on particular segments of the market. These manufacturers include Ross Laboratories, a division of Abbott Laboratories ("Ross Laboratories"), Novartis, formerly known as Sandoz Corp. ("Novartis"), Nestle Clinical Nutrition, formerly known as Clintec Nutrition Co. ("Nestle") and McGaw, Inc. ("McGaw"). The Company believes these manufacturers sell their formulas at substantial profit margins. Meanwhile, the United States health care system has been under pressure to control costs. As a result, the medical community and consumers have come to accept lower priced generic drugs and private label over-the-counter products, and the market for these products has grown rapidly. The Company believes it is the only company that has addressed the critical care medical nutrition market with lower cost, generic alternatives to established brands. The Company generally sells its generic critical care nutrition formulas under its own label.

     The Elan Acquired Products provide the Company with whole-protein formulas, as well as the pumps and disposable hardware (e.g. feeding tubes and containers) used to administer formulas. The Elan Acquired Products are marketed under the Company's label and are generally priced below competitor's brands.

PRODUCTS

     The Company currently has nine critical care and disease specific nutrition products. With the exception of Gluco-Pro-TM-, each contains elemental protein sources, which contain predigested protein that offers immediately available nutrition. In February 1998, the Company launched its first proprietary critical care formula, Glutasorb-TM-. This formula is the first high glutamine, ready-to-use elemental diet available in the United States and, as such, has no specific competing branded product. The following chart provides information regarding each of the Company's critical care nutrition products.

PRODUCT NAME             DATE INTRODUCED         TREATMENT CATEGORY        COMPETING BRANDED PRODUCT          MANUFACTURER
------------             ---------------         ------------------        -------------------------          ------------
L-Emental-TM-            May 1994                ICU nutrition             Vivonex-Registered Trademark-        Novartis
L-Emental-TM- Plus       January 1995            ICU nutrition             Vivonex Plus-Registered Trademark-   Novartis
L-Emental-TM- Hepatic    June 1996               Liver Failure             Hepatic Aid II-Registered Trademark- McGaw
L-Emental-TM- Pediatric  June 1996               Children                  Vivonex Pediatric-Registered         Novartis
                                                                           Trademark-
Pro-Peptide-TM-          November 1994           ICU nutrition             Peptamen-Registered Trademark-       Nestle
Pro-Peptide-TM- VHN      November 1995           Trauma                    Peptamen VHP-Registered Trademark-   Nestle
Pro-Peptide-TM- For Kids May 1997                Children                  Peptamen Jr.-TM-                     Nestle
Gluco-Pro-TM-            June 1997               Diabetes                  Choice dm -TM-                       Mead Johnson
Glutasorb-TM-            February 1998           Trauma/ICU nutrition      Proprietary                          N/A

            The Company generally establishes target prices for its critical care and disease specific nutrition products that are approximately twenty percent to thirty percent less than the selling prices of competing established brand name products. At least one competitor in the critical care nutrition products market has lowered prices to various customers of its branded products to levels that offset all or part of the price advantage of the Company's three competitive products.

     The Elan Acquired Products provide the Company with approximately forty additional products consisting of special intact protein formulas, disposable administration hardware and the related delivery pumps. The Company has plans to discontinue approximately twenty of these products, based on market conditions and product acceptance. In 1997 these products represented an insignificant portion of the net sales. In addition to the delivery of critical care formulas, the Elan Acquired products appeal to the larger long-term care segment of the clinical nutrition market. The pricing strategy involves special contractual pricing with distributors and package pricing for large end users. In addition, the enteral feeding delivery pump is offered as an OEM product to several medical supply companies which directly compete with the Company.

RESEARCH AND DEVELOPMENT

     The product development process begins with a determination by the Company's management that a market opportunity exists with respect to a particular product. The Company then contracts with an outside laboratory to analyze the ingredients of the competitor's product and to formulate the Company's version of the product. Certain members of the Company's scientific advisory board consult with the contractors during the development process. Research and development costs for continuing operations for 1996 and 1997 were $627,000 and $245,000, respectively.

     To date, the Company has only developed products for which the Company believes that no patent has been issued, and expects to continue this development strategy. The Company has selectively engaged legal counsel to conduct formal searches for intellectual property rights with respect to its products in development, in addition to relying on the industry knowledge of its employees and consultants.

     The Company's critical care, disease specific and intact protein nutrition formulas are not required to undergo clinical testing or obtain FDA approval.

MANUFACTURING AND DISTRIBUTION

     All of the Company's products are manufactured on a contract basis by third parties. These contract manufacturers are subject to Food and Drug Administration ("FDA") regulatory requirements for food and medical food production, and the Company's products undergo quality control testing during and after the production process. By using third party manufacturers, the Company is better able to introduce new products that require differing manufacturing processes. Nevertheless, reliance on contract manufacturers involves various risks, including those set forth under the heading "Dependence on Contract Manufacturers" in Exhibit 99.1 hereto.

     Critical care nutrition products are shipped from the manufacturer to the Company's distribution warehouse in Minneapolis, Minnesota. Home consumers of critical care and nutrition products typically acquire the Company's products through health care providers.

     The Elan Acquired Products are distributed through several distributors or shipped from the Company's Minneapolis warehouse. The Company expects to add additional distributors and direct customers as it integrates these products into its existing customer base and expands marketing efforts.

MARKETING

     The Company employs its own inside sales personnel to market its critical care nutrition products. These sales personnel target, via telephone, the dietary and pharmaceutical departments of hospitals and nursing homes. This approach reduces the Company's selling costs by eliminating travel expenses and allowing its sales personnel to contact and service a larger number of potential and actual customers. The Company also uses direct mail and trade shows to further promote its products. In addition, the Veteran's Administration and state and county hospitals have annual bids for clinical nutrition products, and the Company actively participates in these bids.

     The Company markets the Elan Acquired Products through distributors and through independent outside salespeople who visit customer sites to promote awareness and provide training and support as required. In addition, the Company utilizes its existing inside sales force to target customers of these products, as well as potential purchasers of the Suppla-Cal-TM- and Hi-Cal VM-TM- bars.

     Pump manufacturers frequently supply enteral feeding pumps to customers at no charge in return for the opportunity to supply, on an exclusive basis, the related formulas and administration hardware. This strategy was employed by Elan in the marketing of the Elan Acquired Products. The Company employed this strategy in 1997 and expects to continue this strategy in the future to attract new customers.

COMPETITION

     Competition in the critical care nutrition products market primarily consists of three companies that have established brands in the specialty markets in which the Company has chosen to compete. These companies, Novartis, Nestle and McGaw, each market their specialty products through sales personnel who generally use traditional in-person sales calls rather than the telemarketing approach historically employed by the Company. Although Ross Laboratories is the dominant manufacturer in the United States adult TEN market (which includes the critical care nutrition market), Ross Laboratories has focused on whole protein products that do not compete directly with the Company's critical care elemental protein formulas, but rather with several formulas acquired from Elan. Although the Company believes it is the only company currently offering low cost, generic alternatives to the established brands, other companies may enter this market.

     Competitors in the enteral pump and delivery device market include Nestle and Novartis. However, the market leaders are Ross Laboratories and Sherwood Medical, which together control approximately 75 percent of the pump and disposables market.

GOVERNMENT REGULATION

     The Company's products and potential products are or will be subject to government regulation. The Company's current products are regulated as food and medical food by the FDA and are subject to labeling requirements, current good manufacturing practice ("CGMP") regulations and certain other regulations designed to ensure the safety of the products. Claims made by the Company in labeling and advertising its products are subject to regulation by the FDA, the Federal Trade Commission and various state agencies under their general authority to prevent false, misleading and deceptive trade practices.

     In its pump and delivery device product categories, the Company is also subject to FDA regulations regarding Class II medical devices. These regulations involve more stringent tracking, testing and documentation standards. Failure to comply with FDA requirements can result in adverse regulatory action, including injunctions, civil or criminal penalties, product recalls or the relabeling, reformulation or possible termination of certain products. The Company's current and potential products may become subject to further regulation in the future.

EMPLOYEES

     The Company currently has 22 full-time employees, engaged in sales, marketing, quality control and general corporate and administrative functions. The Company does not have an agreement with any labor union and the Company believes its relations with its employees are good.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company's corporate headquarters are located at 9850 51st Avenue North, Minneapolis, Minnesota, 55442, in an office/warehouse complex consisting of approximately 9,500 square feet. The Company's current lease expires on November 30, 2001. Monthly rent, which includes the Company's pro rata share of taxes, utilities and common area charges, is $6,900. In addition, the Company rents, on an as-needed basis, public warehouse space to store inventory. The Company considers the facilities adequate and suitable for the purposes they currently serve. Future growth, however, may necessitate additional office space.

TEM 3.  LEGAL PROCEEDINGS.

     In August 1995, the Company was named as a defendant in a patent infringement lawsuit brought by Novartis, formerly Sandoz, in the United States District Court for the District of Minnesota. The complaint asserts that one of the Company's products, L-Emental-TM- Plus, infringes on two patents held by Novartis and asks for relief in the form of an injunction that would prevent the Company from selling the product as well as damages of an unspecified amount. Both patents were issued subsequent to the Company's introduction of L-Emental Plus. The Company responded with a counterclaim seeking a declaration of invalidity, unenforceability, non-infringement and inventorship of the subject patents. A court order stayed the litigation pending a reexamination by the United States Patent and Trademark Office of both patents. On August 13, 1997, the Company received notification that the United States Patent Office will issue the two patents under review. Although the scope of the patents was narrowed, the Company expects that the litigation, which was stayed pending this determination, will resume, and the Company intends to continue to vigorously defend against the claim. Sales of L-Emental Plus constituted $298,000, or 40 percent, $497,000, or 41 percent, and $431,000, or 10.5 percent of the Company's net sales in 1995, 1996 and 1997, respectively. It is not possible at this time to predict the outcome of the lawsuit, including whether the Company will have to cease selling L-Emental Plus, or to estimate the amount or range of potential loss, if any. To date, no injunction has been issued.

     In November 1997, the Company was named as a defendant in a patent infringement lawsuit brought by Nestle in the United States District Court for the Northern District of Illinois. The suit asserts that one of the Company's products, Pro-Peptide-TM- For Kids, infringes on a patent held by Nestle and asks for relief in the form of an injunction that would prevent the Company from selling the product as well as damages of an unspecified amount. The Company intends to vigorously defend against the claim. Sales of Pro-Peptide For Kids, introduced in May 1997, constituted $134,000, or three percent, of the Company's net sales in 1997. It is not possible at this time to predict the outcome of the lawsuit, including whether the Company will have to cease selling Pro-Peptide For Kids, or to estimate the amount or range of potential loss, if any. To date, no injunction has been issued.

ITEM 4.   SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the quarter ended December 31, 1997, no matter was submitted to a vote of security holders.

                                      PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock has traded on the Nasdaq Small Cap Market System under the symbol NMED since September 26, 1996. As of March 25, 1998, there were approximately 69 holders of record of the Company's common stock. The quotations shown below represent inter-dealer sale prices as reported by the Nasdaq Small Cap Market System, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                1997               High     Low
                    ----------------------------   -----   -----
                    First Quarter                  4 1/4   3 3/8
                    Second Quarter                 3 3/4     2
                    Third Quarter                  3 3/8     2
                    Fourth Quarter                 2 5/8     1

                                1996               High     Low
                    ----------------------------   -----   -----
                    Third Quarter (since the
                    September 26, 1996 initial     4 1/4   3 1/2
                    public offering)
                    Fourth Quarter                 4 5/8   3 5/8

     The Company has never paid or declared any cash dividends on its Common Stock and does not intend to declare any dividends on its Common Stock in the foreseeable future. The Company currently intends to retain any earnings for use in the operation and expansion of its business.

     In Exchange for the Elan Acquired Products and related assets acquired from Elan on January 13, 1997, the Company issued Elan a note in the amount of $3,000,000 (due in seven years along with interest accruing at three percent per annum) and 855,000 shares of the Company's common stock. The issuance of shares of common stock did not involve a public offering and therefore was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, (the "Securities Act"). Elan subsequently transferred such shares to Elan International Services, Ltd., a corporation owned and controlled by Elan's parent Elan Corporation, PLC.

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

          Gross Proceeds                                   $ 5,031,250
          Less:
          Underwriting discounts & commissions                 503,125
          Expenses paid to or for underwriters                  93,591
          Other expenses                                       197,534
                                                           -----------
               Total Expenses*                                 794,250
                                                           -----------
          Net proceeds from offering                       $ 4,237,000
                                                           -----------
                                  USE OF PROCEEDS*

          Purchase and installation of equipment          $    303,000
          Research and Development                             479,000
          Sales and Marketing                                1,319,000
          Temporary Investments (U.S. Treasury Bills)        1,500,000
          Working Capital                                      636,000
                                                          ------------
               Total                                      $  4,237,000
                                                          ------------

*None of such payments were made to the Company's directors and officers or their respective associates, beneficial owners of ten percent or more of the Company's common stock or affiliates of the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

     This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-KSB and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases "believes", "anticipates", "intends", "will likely result", "estimates", "projects" or similar expressions are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances after the date of such statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business. Such forward-looking statements are qualified in their entirety by the cautions and risk factors set forth under the "Cautionary Statement" filed as Exhibit
99.1 to this Form 10-KSB.

GENERAL

     The Company develops and sells nutrition products marketed as cost-effective, generic alternatives to equivalent national brand products. Initial development focused on branded generic formulas for the critical care nutrition market. These products are sold to hospitals and other health care facilities to feed critically ill patients who cannot consume adequate nutrients orally and consequently require specialized feeding via tubes into the intestinal tract. As of December 31, 1997, the Company had developed eight such products. Critical care nutrition products are generally purchased by a relatively large customer base, which typically places orders in relatively small quantities.

     On January 13, 1997, the Company purchased a line of products from Elan Pharma, Inc. consisting of intact protein formulas, enteral pumps and the related disposable delivery hardware. These products appeal to the larger long-term care segment of the clinical nutrition market, while providing a wider range of products that may be offered to hospitals and home health care facilities. A significant portion of the Company's growth in 1997 was attributable to revenues provided from the addition of these products.

     In the fourth quarter of 1997, the Company completed a review of cash flows expected to be derived from the Elan Acquired Products. Based upon this review and analysis, the Company concluded that the intangible asset received in the acquisition was impaired and, as a result, took a charge of $1.5 million to operations in 1997, thereby reducing goodwill from the acquisition to zero.

     As discussed in Note 1 to the financial statements included in this Report, the Company has discontinued its private label adult nutrition supplement business, which had been introduced in late 1995. In 1997, this product line represented 35 percent of gross sales but only approximately 6.8 percent of gross profit. The results of operations of this product line are shown as discontinued operations, separated from continuing operations in all periods for which a statement of operations is presented.

     The Company also announced in January 1998 that it was discontinuing its efforts to develop and market a generic national brand equivalent infant formula. In 1997, the Company incurred an estimated $300,000 in sales and marketing related costs and an equivalent amount in research and development costs related to this project. These costs represent a significant portion of the increased operating costs incurred in 1997, as compared to 1996. The Company has taken these actions to allow it to focus on its core clinical nutrition business.

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 1997 AND 1996

     NET SALES. Net sales from continuing operations for the year ended December 31, 1997 totaled $4,104,601 compared to $1,224,871 for the same period of 1996, an increase of 235 percent. The growth in sales is the result of increases in sales of products offered in both periods, as well as new products introduced in January 1997 as a result of the acquisition from Elan.
 This growth is attributable to the addition of new customers and growth in orders from existing customers, combined with a greater number of products available for sale in the 1997 period.

     GROSS PROFIT. Gross profit from continuing operations for the year ended December 31, 1997 increased to $1,293,158, compared to $685,431 in the same period of 1996. As a percentage of sales, however, gross profit decreased from 56 percent in 1996 to 31.5 percent in 1997. The decrease in gross profit as a percentage of sales is primarily the result of change within the product mix due to the Elan Acquired Products, which have a lower profit margin than the critical care formulas. In addition, profit margins were depressed in early 1997 due to costs related to the integration of the Elan Acquired Products into the Company's existing operations. Gross profit margins are expected to improve slightly in 1998 as integration-related costs are less likely to occur.

     SELLING GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses from continuing operations for the year ended December 31, 1997 increased 126 percent to $2.5 million, from $1.1 million in the same period of 1996. The expense increase relates to the overall staffing and related expenditures required to support the growth in sales by the Company and the addition of new products. As noted above, the Company incurred charges of $300,000 in 1997 for sales and marketing efforts related to the Company's private label infant formula development project. Selling, general and administrative expenses, expressed as a percentage of net sales, were 62 percent and 92 percent for the years ended December 31, 1997 and 1996, respectively. The percentage decrease is the result of economies of scale arising from the relatively fixed nature of certain of the Company's selling, general and administrative expenses, which have increased slowly in comparison to the increase in overall sales.

     RESEARCH AND DEVELOPMENT. Research and development costs from continuing operations for the year ended December 31, 1997 increased 156 percent to $627,000 from $245,000 incurred in same period of 1996. The increase is attributable to higher costs associated with new products under development in 1997, particularly costs related to the development of a generic, national brand equivalent infant formula product, which has been discontinued. Research and development costs in 1998 are expected to drop to 1996 levels as a result of this change.

     GOODWILL. Goodwill amortization of $1.8 million, of which $1.6 million was written off in the fourth quarter of 1997, based upon the Company's assessment of impaired value, represents all of the goodwill recorded at the time of the acquisition of the Elan Acquired Products.

     OTHER EXPENSES. Interest income for the year ended December 31, 1997 increased to $125,969 from $83,932 in the same period of 1996, as remaining funds from the Company's initial public offering were invested for a full year, compared with three months in 1996. Interest expense in 1997 represents interest on a note payable to Elan Pharma, Inc. issued as partial consideration for the Elan Acquired Products.

TWELVE MONTHS ENDED DECEMBER 31, 1996 AND 1995

     NET SALES. Net sales from continuing operations for the year ended December 31, 1996 totaled $1,224,871 compared to $745,245 for the same period of 1995, an increase of 64 percent. The growth in sales is the result of increases in orders to existing customers and the addition of new customers, as well as a larger number of products available for sale in the 1996 period.

     GROSS PROFIT. Gross profit from continuing operations for the year ended December 31, 1996 increased to $685,431, compared to $423,401 in the same period of 1995. As a percentage of sales, gross profit remained relatively stable at 56 percent in 1996, compared with 56.8 percent in 1995.

     SELLING GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses from continuing operations for the year ended December 31, 1996 remained flat at $1.1 million. As a percentage of sales, these expenses decreased from 148 percent in 1995 to 92 percent in 1996. The percentage decrease is primarily the result of economies of scale arising from the relatively fixed nature of certain of the Company's selling, general and administrative expenses, which have increased slowly in comparison to the increase in overall sales.

     RESEARCH AND DEVELOPMENT. Research and development costs from continuing operations increased 61 percent to $245,000 for the year ended December 31, 1996 when compared with the $152,157 incurred in the comparable 1995 period. The increase is attributable to higher costs associated with new products under development, particularly costs related to development of a generic, national brand equivalent infant formula product.

DISCONTINUED OPERATIONS

     As discussed above, the Company announced in January 1998 its intention to discontinue its private label adult nutrition supplement business and has signed an agreement to transfer the business to Agrilink Foods, Inc. This segment of the Company's business, active since late 1995, generated revenues of $2.2 million, $1.2 million and $96,000 in 1997, 1996 and 1995, respectively. Gross profits from this business were $95,000, $166,000 and $11,000 in 1997, 1996 and 1995, respectively, while operating losses for the same periods were $(365,000), $(158,000) and $(144,000), respectfully. The Company expects that any gain/loss on disposal of operation will be insignificant and, accordingly, no amount was recorded in 1997 as a part of discontinued operations.

YEAR 2000 ISSUE

     The Company has initiated an internal review to determine if any computer programs used by the Company have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000 ("Year 2000 issue"). If the review determines that some computer programs have such time-sensitive program exposures, the Company will take steps to modify its programs to address these potential problems. Since the Company utilizes third party contract manufacturers and current generation off-the-shelf software for its contact management and accounting systems, the Company expects its exposure risk to be minimal.

     The Company will initiate formal communications with all of its significant suppliers by mid-1998 to determine the extent to which these suppliers are vulnerable to Year 2000 issues. There is no guarantee that the systems of other companies on which the Company relies for manufacturing and distributing its products will be converted in a timely manner. Delays in necessary conversions by these suppliers could have an adverse effect on the operations of the Company and its ability to continue to service the needs of its customers.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has incurred net losses and negative cash flows from operations. On September 26, 1996, the Company's initial public offering was declared effective by the Securities and Exchange Commission. The Company sold pursuant to this registration statement, in a transaction that closed on October 1, 1996, 1,437,500 shares of the Company's common stock at $3.50 per share, including an overallotment of 197,500 shares. Net proceeds to the Company, after deducting all offering costs, totaled $4.24 million. Unused funds are invested in U.S. Treasury backed funds with maturities ranging under three months.

     Prior to the initial public offering, the Company's principal source of cash and working capital had been from the private placement of its common stock, through which the Company received approximately $2,800,000 in net proceeds.

     In connection with the above described activities and results of operations, the Company's net cash used by operations in the year ended December 31, 1997, excluding the Elan Acquired Products, totaled $2.2 million, compared with $1.1 million in 1996. Cash and cash equivalents as of December 31, 1997 totaled $1,647,482. Accounts receivables increased during 1997 by approximately $785,000 due to sales increases and some extended sales terms. Inventories, not including those received in the Elan acquisition, have increased by approximately $655,000, offset by an increase of approximately $557,000 in accounts payable. The increased inventory reflects increased levels of sales activities. Inventories are expected to decline as the transfer of the adult nutrition supplement business to Agrilink, scheduled for May 1998, concludes.

     The Company made additions to equipment in 1997, primarily for the packaging of infant formula products. These assets are expected to be sold because the Company is no longer pursuing the development of infant formula products. No additional significant capital expenditures are expected over the next few quarters.

     As discussed in Part II, Item 1, the Company was named as a defendant in two patent infringement lawsuits. It is not possible at this time to predict the outcome of these lawsuits, including whether the Company will have to cease selling the products in question, or to estimate the amount or range of potential loss, if any.

     The Company expects that the existing cash balances will be sufficient to fund operations of the Company through 1998. However, the Company's future liquidity and capital requirements will depend on numerous factors including competition, the extent to which the Company's products gain market acceptance and the costs and timing of expansion of sales, marketing and product development activities. There can be no assurance that the Company will not be required to raise additional capital before the end of 1998, or any time thereafter, or that such capital will be available on acceptable terms, or at all.

ITEM 7.   FINANCIAL STATEMENTS.

     The following financial statements are included as a separate section following the signature page to this Form 10-KSB:

     Report of Independent Auditors
     Balance Sheets as of December 31, 1997 and 1996
     Statements of Operations for the years ended December 31, 1997 and 1996 Statement of Changes in Shareholders' Equity for the years ended December
       31, 1997 and 1996
     Statements of Cash Flows for the years ended December 31, 1997 and 1996 Notes to Financial Statements

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

                                      PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

     The information required by Item 9 is incorporated by reference to the sections entitled "Election of Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance in the Company's Definitive Proxy Statement for its 1998 Annual Meeting of Shareholders (the "Proxy Statement"), which will be filed with the Securities Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of the end of the Company's fiscal year ended December 31, 1997.

ITEM 10.   EXECUTIVE COMPENSATION.

     The information required by Item 10 is incorporated by reference to the section entitled "Executive Compensation" in the Proxy Statement.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by Item 11 is incorporated by reference to the section entitled "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Item 12 is incorporated by reference to the section entitled "Certain Transactions" in the Proxy Statement.

ITEM 13.  EXHIBITS LIST AND REPORTS ON FORM 8-K.

A)   EXHIBITS

     The following exhibits are included with this Annual Report on Form 10-KSB (or incorporated by reference) as required by Item 601 of Regulation S-B:

   Exhibit No.      Description
   -----------      -----------
     1.1(a)         Form of Underwriting Agreement and Warrant
     2.1(c)         Asset Purchase Agreement dated January 13, 1997 by and
                    between the Company and Elan Pharma, Inc.
     2.2            Asset Purchase Agreement with an effective date of May 1,
                    1998, executed by and between the Company and Agrilink
                    Foods, Inc.*
     3.1            Second Restated Articles of Incorporation of the Company,
                    as amended
     3.2(b)         Second Restated Bylaws of Nutrition Medical, Inc.
     4.1(a)         Specimen Form of the Company's Common Stock Certificate
     4.2            Promissory Note Dated January 13, 1997 by the Company in
                    favor of Elan Pharma, Inc.
    10.1(d)         1995 Long-Term Incentive and Stock Option Plan, as amended
    10.2(a)         1996 Non-Employee Director Stock Option Plan
    10.3(a)         Purchasing Agreement, dated October 15, 1995, by and between the Company and VHA, Inc.; Trademark License Agreement,
                    dated October 15, 1995, by and between the Company and VHA,
                    Inc.; Memorandum of Understanding, dated April 17, 1995,
                    between the Company and VHA, Inc.
    10.4(d)         Executive Employment Agreement, dated October 1, 1996, by
                    and between the Company and William L. Rush
    10.6(a)         Employment Agreement, dated September 1, 1994, by and
                    between the Company and Joseph F. Coffey
    10.8(a)         Office Lease, dated October 15, 1993, by and between the
                    Company and the 308 Corporation
    10.9(a)         Lease Agreement, dated February 22, 1996, by and between the
                    Company and Caliber Development Corporation
    23              Consent of independent auditors
    24              Powers of Attorney (set forth on the Signature Page hereof)
    27              Financial Data Schedule  (EDGAR only)
    99.1            Cautionary Statement
    99.2            Press Release dated January 28, 1998 announcing the
                    discontinuation of certain operations
    99.3            Press Release dated March 19, 1998 announcing the agreement with Agrilink Foods, Inc.

________________

(a) Incorporated by reference to the exhibit of the same number to the Registrant's previously filed Form SB-2 Registration Statement effective September 26, 1996 (Reg. No. 333-9999).
(b) Incorporated by reference to the exhibit of the same number to the Registrant's Quarterly Report on Form 10-QSB filed on November 13, 1996 (File No. 333-9999).
(c) Incorporated by reference to the exhibit of the same number to the Registrant's Form 8-K filed on January 23, 1997 (File number 333-9999).
(d) Incorporated by reference to the exhibit of the same number to the Registrants Annual Report on Form 10-KSB filed on March 31, 1997.

* Confidential information has been omitted from such Exhibit and filed separately with the Commission pursuant to a confidential treatment request under Rule 24b-2.

B)   REPORTS ON FORM 8-K.

     The Company did not file any reports on Form 8-K for the quarter ended December 31, 1997.

                                     SIGNATURES

     In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Nutrition Medical, Inc.

                                   By:   /s/    William L. Rush
                                      ----------------------------------------
                                      William L. Rush, Chief Executive Officer

                                   Date:  March 26, 1998

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each person whose signature to this report on Form 10-KSB appears below hereby constitutes and appoints William L. Rush and Anwar H. Bhimani, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file all amendments to this report on Form 10-KSB, and any and all instruments or documents filed as part of or in connection with this report on Form 10-KSB or the amendments thereto and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.

By:   /s/  William L. Rush         Chairman of the Board,             Date: March 26, 1998
   ----------------------------    Chief Executive Officer,
     William L. Rush               President and Director
                                   (Principal Executive Officer)


By:   /s/  Anwar H. Bhimani        Chief Financial Officer and        Date: March 26, 1998
   ----------------------------    Secretary
     Anwar H. Bhimani              (Principal Financial Officer)


By:   /s/  Kenneth L. Evenstad     Director                           Date: March 26, 1998
   ----------------------------
     Kenneth L. Evenstad


By:   /s/  George E. Kline         Director                           Date: March 26, 1998
   ----------------------------
     George E. Kline

By:   /s/  Lawrence A. Lehmkuhl    Director                           Date: March 26, 1998
   ----------------------------
     Lawrence A. Lehmkuhl

                               FINANCIAL STATEMENTS

                              NUTRITION MEDICAL, INC.


                       YEARS ENDED DECEMBER 31, 1997 AND 1996

                               Nutrition Medical, Inc.

                                Financial Statements

                       Years ended December 31, 1997 and 1996





                                      CONTENTS


Report of Independent Auditors . . . . . . . . . . . . . . . . . . . . . . 1

Financial Statements

Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2
Statements of Operations . . . . . . . . . . . . . . . . . . . . . . . . . 3
Statement of Shareholders' Equity. . . . . . . . . . . . . . . . . . . . . 4
Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . 5
Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . . . 6


                           Report of Independent Auditors

Board of Directors and Shareholders
Nutrition Medical, Inc.

We have audited the accompanying balance sheets of Nutrition Medical, Inc. as of December 31, 1997 and 1996 and the related statements of operations, shareholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nutrition Medical, Inc. at December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the years then ended in conformity with generally accepted accounting principles.

                                                  /s/ Ernst & Young LLP

February 20, 1998

                              Nutrition Medical, Inc.

                                  Balance Sheets


                                                            DECEMBER 31,
                                                          1997         1996
                                                       ------------------------
ASSETS
Current assets:
 Cash and cash equivalents                             $1,647,482   $2,553,955
 Short-term investments                                         -    1,671,596
 Accounts receivable, less allowance of $31,500
  in 1997 and $81,000 in 1996                           1,140,020      356,240
 Inventories                                            1,615,165      460,115
 Prepaid expenses                                          51,401       34,039
                                                       ------------------------
Total current assets                                    4,454,068    5,075,945

Equipment and office furniture, net                     1,179,200      132,369
                                                       ------------------------
Total assets                                           $5,633,268   $5,208,314
                                                       ------------------------
                                                       ------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                        $827,007     $269,037
 Accrued lease costs                                       66,600       75,000
 Accrued payroll                                          158,298       80,554
 Accrued expenses                                         482,044       84,487
                                                       ------------------------
Total current liabilities                               1,533,949      509,078

Subordinated note payable, including accrued interest   1,788,934            -

Shareholders' equity:
 Undesignated Preferred Stock, $.01 par value:
  Authorized shares - 5,000,000
  Issued and outstanding shares - none                          -            -
 Common Stock, $.01 par value:
  Authorized shares - 20,000,000 shares
  Issued and outstanding shares - 5,456,024--1997;
    4,593,024--1996                                        54,560       45,930
 Paid-in capital                                        8,706,444    6,943,287
 Accumulated deficit                                   (6,450,619)  (2,289,981)
                                                       ------------------------
Total shareholders' equity                              2,310,385    4,699,236
                                                       ------------------------
Total liabilities and shareholders' equity             $5,633,268   $5,208,314
                                                       ------------------------
                                                       ------------------------

SEE ACCOMPANYING NOTES.

                              Nutrition Medical, Inc.

                             Statements of Operations


                                                        YEAR ENDED DECEMBER 31,
                                                          1997         1996
                                                       ------------------------
Net sales                                              $4,104,601   $1,224,871
Cost of goods sold                                      2,811,443      539,440
                                                       ------------------------
Gross profit                                            1,293,158      685,431

Operating expenses:
 Selling, general and administrative                    2,538,184    1,120,787
 Research and development                                 627,438      245,280
 Goodwill amortization (and write-off)                  1,853,936            -
                                                       ------------------------
                                                        5,019,558    1,366,067
                                                       ------------------------
Operating loss                                         (3,726,400)    (680,636)

Other income (expense):
 Interest expense                                        (195,184)      (4,075)
 Interest income                                          125,969       83,932
                                                       ------------------------
                                                          (69,215)      79,857
                                                       ------------------------
Loss from continuing operations                        (3,795,615)    (600,779)

Discontinued operations:
 Loss from discontinued operations                       (365,023)    (158,233)
                                                       ------------------------
Net loss                                              $(4,160,638)   $(759,012)
                                                       ------------------------
                                                       ------------------------

Loss per share data (basic and diluted):
 Loss from continuing operations                            $(.70)       $(.14)
 Loss from discontinued operations                           (.07)        (.04)
                                                       ------------------------
Net loss per share                                          $(.77)       $(.18)
                                                       ------------------------
                                                       ------------------------

Weighted average number of shares outstanding           5,422,525    4,325,384
                                                       ------------------------
                                                       ------------------------

SEE ACCOMPANYING NOTES.

                              Nutrition Medical, Inc.

                         Statement of Shareholders' Equity


                                                                COMMON STOCK
                                                            ----------------------       PAID-IN      ACCUMULATED
                                                             SHARES        AMOUNT        CAPITAL        DEFICIT        TOTAL
                                                            -------------------------------------------------------------------

Balance at December 31, 1995                                3,105,524  $   31,055       $2,581,612    $(1,530,969)   $1,081,698
 Issuance of Common Stock at $2.50 per share in
  June 1996                                                    50,000         500          124,500              -       125,000
 Issuance of Common Stock at $3.50 per share in
  September 1996, net of offering costs                     1,437,500      14,375        4,222,675              -     4,237,050
 Value of warrants granted for services performed                   -           -           14,500              -        14,500
 Net loss                                                           -           -                -       (759,012)     (759,012)
                                                            -------------------------------------------------------------------
Balance at December 31, 1996                                4,593,024      45,930        6,943,287     (2,289,981)    4,699,236
 Issuance of Common Stock to purchase
  Elan product line                                           855,000       8,550        1,754,887              -     1,763,437
 Stock options exercised                                        8,000          80            8,270              -         8,350
 Net loss                                                           -           -                -     (4,160,638)   (4,160,638)
                                                            -------------------------------------------------------------------
Balance at December 31, 1997                                5,456,024  $   54,560       $8,706,444    $(6,450,619)   $2,310,385
                                                            -------------------------------------------------------------------
                                                            -------------------------------------------------------------------

SEE ACCOMPANYING NOTES.

                              Nutrition Medical, Inc.

                              Statements of Cash Flows


                                                       YEAR ENDED DECEMBER 31,
                                                          1997          1996
                                                      --------------------------
OPERATING ACTIVITIES
Net loss                                              $(4,160,638)  $  (759,012)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Amortization (and goodwill write-off)                 1,853,936             -
  Depreciation                                            331,854        25,600
  Reserve for bad debts                                   (49,500)       81,000
  Value of options and warrants granted for
   services performed                                           -        14,500
  Changes in operating assets and liabilities:
   Accounts receivable                                   (734,280)     (315,895)
   Inventories                                           (655,050)     (102,011)
   Prepaid expenses                                       (17,362)      (28,310)
   Accounts payable                                       557,970       (44,773)
   Accrued interest                                       195,184             -
   Accrued liabilities                                    466,901        41,529
                                                      --------------------------
Net cash used in operating activities                  (2,210,985)   (1,087,372)

INVESTING ACTIVITIES
Sale (purchase) of short-term investments               1,671,596    (1,671,596)
Purchase of a business                                    (71,749)            -
Purchase of equipment and office furniture               (303,685)      (76,374)
                                                      --------------------------
Net cash provided by (used in) investing activities     1,296,162    (1,747,970)


FINANCING ACTIVITIES
Proceeds from issuance of Common Stock                       8,350    4,362,050
Payments on notes payable                                        -     (100,000)
                                                      --------------------------
Net cash provided by financing activities                    8,350    4,262,050
                                                      --------------------------

(Decrease) increase in cash                               (906,473)   1,426,708
Cash at beginning of year                                2,553,955    1,127,247
                                                      --------------------------
Cash at end of year                                   $  1,647,482   $2,553,955
                                                      --------------------------
                                                      --------------------------
SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES
Purchase of a business:
  Issuance of subordinated debt                       $  1,593,750   $        -
  Issuance of stock                                      1,763,437            -


SEE ACCOMPANYING NOTES.

                              Nutrition Medical, Inc.

                           Notes to Financial Statements

                                 December 31, 1997


1. NATURE OF OPERATIONS

Nutrition Medical, Inc. (the "Company") develops and sells branded generic critical care nutrition products for the hospital/nursing home market, as well as private label nutrition products for sale through retail chains. The Company's products are manufactured using ingredients, formulas and processes comparable to those of national brand products. The Company currently has nine critical care nutrition products and intends to continue to expand its existing product lines. In early 1998, the Company announced its intention to discontinue its private label nutrition products. Accordingly, the results of operations of the segment have been classified as discontinued operations.

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

EQUIPMENT AND OFFICE FURNITURE

                              Nutrition Medical, Inc.

                           Notes to Financial Statements

                                 December 31, 1997



Equipment and office furniture are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets ranging from three to seven years.

                              Nutrition Medical, Inc.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

RECLASSIFICATIONS

Certain 1996 amounts have been reclassified to conform with the 1997 presentation.

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

                              Nutrition Medical, Inc.

                              Nutrition Medical, Inc.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

IMPAIRMENT OF LONG-LIVED ASSETS

The Company will record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

NET LOSS PER SHARE

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, EARNINGS PER SHARE. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

3. ACQUISITION

On January 13, 1997, (the "Closing Date"), the Company executed an Asset Purchase Agreement (the "Agreement") whereby the Company acquired certain assets from Elan Pharma, Inc. ("Elan"), a U.S. subsidiary of Ireland-based Elan Corporation, plc. The assets purchased include inventory and fixed assets relating to the production of the enteral (tubal feeding) products (the "Acquired Products") of Elan as well as exclusive rights to manufacture and market the Acquired Products. In exchange for the Acquired Products and related assets, the Company issued Elan a subordinated promissory note in the amount of $3,000,000 (due in seven years along with interest accruing at three percent per annum) and 855,000 shares of the Company's common stock. The Agreement contains provisions which restrict Elan's ability to vote or sell the shares of common stock. Total value of the transaction was $3,428,936 after taking into consideration market interest rates on the note payable, a discounted valuation for the common stock due to restrictions, and $71,749 in acquisition expenses associated with the purchase.

                              Nutrition Medical, Inc.

3. ACQUISITION (CONTINUED)

The Agreement contains a provision for the forgiveness of up to 100% of the promissory note based on the Company's future stock performance. The principal amount of the promissory note may be reduced on the fourth through seventh anniversaries of the closing date. The amount of the reduction will be determined by multiplying the number of shares sold by Elan during the respective year by one-half of the difference between the average sales price less $5 (year four), $6 (year five), $7 (year six) and $8 (year seven). A similar reduction, using an eight dollar threshold will be applied to shares remaining unsold at the end of the seventh anniversary of the closing date.

Based upon management's estimates of asset values, taking into consideration market values and condition of the assets, as well as the estimated future cash flows from the Acquired Products, the following represents the allocation of the purchase price to the acquired assets, with the excess of the purchase price over the assets allocated to goodwill:


         Inventory                            $  500,000
         Manufacturing equipment                 600,000
         Leased pumps                            475,000
         Goodwill                              1,853,936
                                              ----------
                                              $3,428,936
                                              ----------
                                              ----------

Pro forma results of operations, as if the acquisition had taken place on January 1, 1996, for the twelve month period ended December 31, 1996 are shown below. Pro forma results are not necessarily indicative of the results to be expected for the full year or the results that would have been achieved if the acquisition had actually taken place on that date.

                              Nutrition Medical, Inc.

3. ACQUISITION (CONTINUED)


                          Pro Forma Statement of Operations
                   (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PER SHARE)


                                                         TWELVE-MONTH
                                                         PERIOD ENDED
                                                         DECEMBER 31,
                                                             1996
                                                         ------------
          Net sales                                          $7,285
          Gross profit                                        2,324
          Loss from continuing operations                    (1,134)
          Discontinued operations                              (158)
          Net loss                                           (1,292)
          Loss per share data:                                (0.25)
           Loss from continuing operations                    (0.22)
           Loss from discontinued operations                  (0.03)
           Net loss per share                                 (0.25)

Pro forma results for the twelve-month period ended December 31, 1997 are not shown since the impact would not have been materially different from report results.

Sales from Elan products dropped significantly in 1997 due to a number of factors. A number of Elan products were discontinued during 1997 and sales expectations through distributors did not meet Company expectations. As a result, the Company's market share of such products declined significantly during 1997. The Company took steps to stop the decline in its sales and market share in this product line, but management does not expect sales to recover to pre-1997 levels in the foreseeable future. Management reviewed an analysis of the undiscounted cash flows from the acquired business and concluded that the carrying value of goodwill had been impaired. As a result, the carrying value of goodwill on December 31, 1997 of approximately $1.5 million was written down to zero and the expense charged to continuing operations.

                              Nutrition Medical, Inc.

3. ACQUISITION (CONTINUED)

In addition, the Company also wrote down the value of equipment for packaging infant formula $60,000. This amount was determined by comparing the carrying value of the equipment with the price the equipment would demand if sold as used equipment in the secondary market.

4. DISCONTINUED OPERATIONS

In January 1998, the Company announced its intention to discontinue its private label adult nutrition supplement business, which was introduced in late 1995.

The decision to discontinue the private label adult nutrition supplement business was primarily due to low margins generated in this business and the high level of working capital needed to support this business. In 1997, this product line represented 35% of gross sales but only approximately 6.8% of gross profit, while at the same time requiring approximately $1.0 million in working capital to support its operations.

This segment of the Company's business generated revenues of $2,213,000 and $1,777,000 in 1997 and 1996, respectively. Gross margins in this business were $95,000 and $166,000 in 1997 and 1996, respectively, while operating losses for the same periods were $365,023 and $158,000. At December 31, 1997, the Company had approximately $840,000 of accounts receivable and inventory on hand associated with the private label adult nutrition supplement business. The Company expects any gain (loss) on disposal of operations to be insignificant given current sales orders.

In March 1998, the Company entered into an agreement with Agrilink Foods, Inc., under which the Company will transfer its private label adult nutrition supplement business to Agrilink effective May 1, 1998. As a part of this agreement, the Company will be receiving cash for various marketing and supply related items and royalty payments for two years on the sale of these products.

5. INVENTORIES

Inventories consist of the following:

                                                           DECEMBER 31,
                                                       1997           1996
                                                     -----------------------

Raw materials                                         $  292,032    $ 72,403
Work in progress                                          63,313           -
Finished goods                                         1,259,820     387,712
                                                     -----------------------
                                                      $1,615,165    $460,115
                                                     -----------------------
                                                     -----------------------

6. EQUIPMENT AND OFFICE FURNITURE

Equipment and office furniture consist of the following:


                                                           DECEMBER 31,
                                                       1997           1996
                                                     -----------------------

Equipment and office furniture:
 Computer equipment                                   $  153,855    $106,925
 Office furniture                                        104,443      64,564
 Equipment, including pumps at customer sites          1,303,268      11,392
                                                     -----------------------
                                                       1,561,566     182,881
Less accumulated depreciation                            382,366      50,512
                                                     -----------------------
                                                      $1,179,200    $132,369
                                                     -----------------------
                                                     -----------------------

                              Nutrition Medical, Inc.

7. NOTES PAYABLE

Notes payable consist of the following:


                                                                      DECEMBER 31,
                                                                    1997        1996
                                                                 ----------------------
Subordinated note payable, with a stated interest rate of
  3% and interest imputed at 12%, due January 2004                $1,593,750    $   -
Accrued interest at the imputed 12% rate                             195,184        -
                                                                 ----------------------
                                                                  $1,788,934    $   -
                                                                 ----------------------
                                                                 ----------------------

In January 1997, the Company entered into a subordinated promissory note with Elan as a result of the acquisition of certain assets of Elan. Principal and interest associated with this note are due January 2004. This note is secured by the assets of the Company. For further discussion of the acquisition see
Note 3.

8. LEASES

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

Future minimum lease rental payments required under leases in excess of one year as of December 31, 1997 are as follows:


1998                                        $103,065
1999                                          69,545
2000                                          69,360
2001                                          65,664
                                            --------
                                            $307,634
                                            --------
                                            --------

                              Nutrition Medical, Inc.

Total rent expense under operating leases for the years ended December 31, 1997 and 1996 was $90,383 and $48,989, respectively.

                              Nutrition Medical, Inc.

9. INCOME TAXES

At December 31, 1997 and 1996, the Company had net operating loss carryforwards for tax purposes of approximately $3,601,000 and $2,040,000, respectively. These net operating loss carryforwards are available to offset future taxable income through 2012 subject to limitations under Section 382 of the Internal Revenue Code due to changes in the equity ownership of the Company.

Significant components of deferred tax assets and liabilities are as follows:


                                                              DECEMBER 31,
                                                          1997           1996
                                                     ---------------------------
Deferred tax assets:
 Net operating loss carryforwards                    $  1,440,000     $ 816,000
 Goodwill write-off                                       692,000             -
 Depreciation                                              32,000             -
 Inventory reserve                                        258,000        14,000
 Accounts receivable allowance                             13,000        32,000
 Accrued professional fees                                 80,000             -
 Other accrued expenses                                    22,000        11,000
                                                     ---------------------------
                                                        2,537,000       873,000
Deferred tax liabilities:
 Depreciation                                                   -       (12,000)
                                                     ---------------------------
                                                                -       (12,000)
                                                     ---------------------------
Net deferred income tax assets                          2,537,000       861,000
Valuation allowance                                    (2,537,000)     (861,000)
                                                     ---------------------------
Net deferred income taxes                            $         -      $       -
                                                     ---------------------------
                                                     ---------------------------

10. CAPITAL STOCK

STOCK AUTHORIZATION

In July 1996, the Company increased the authorized shares of capital stock to 25,000,000, including 20,000,000 shares of common stock and 5,000,000 shares of undesignated preferred stock.

                              Nutrition Medical, Inc.

10. CAPITAL STOCK (CONTINUED)

INITIAL PUBLIC OFFERING

In September 1996, the Company sold 1,437,500 shares of common stock in an initial public offering from which the Company received net proceeds of $4,237,000. In connection with the initial public offering, the Company sold to the underwriter, for a nominal price, a five-year warrant to purchase up to 125,000 shares of common stock exercisable at $4.20 per share.

11. STOCK OPTIONS AND WARRANTS

The Company has two stock option plans that include both incentive stock options and non-qualified stock options to be granted (the "Plans") to directors, officers, employees, consultants and others. As of December 31, 1997, the maximum number of shares of common stock reserved under the Plans is 900,000 shares. The Board of Directors establishes the terms and conditions of all stock option grants, subject to the Plans and applicable provisions of the Internal Revenue Code.

The following table summarizes activity under the Plans:


                                                                                   WEIGHTED
                                    SHARES        PLAN OPTIONS OUTSTANDING         AVERAGE
                                   AVAILABLE  --------------------------------  EXERCISE PRICE
                                   FOR GRANT     INCENTIVE     NON-QUALIFIED      PER SHARE
                                  -------------------------------------------------------------
Balance at December 31, 1995        122,500       109,000         268,500           $1.18
 Additional shares reserved         400,000             -               -               -
 Granted                           (295,750)      166,000         129,750            2.99
 Canceled                            19,500       (14,500)         (5,000)           1.40
                                   ----------------------------------------
Balance at December 31, 1996        246,250       260,500         393,250            1.97
 Exercised                                -        (1,000)         (7,000)           1.04
 Granted                           (139,000)      116,500          22,500            2.97
 Canceled                           120,500      (115,500)         (5,000)           2.34
                                   ----------------------------------------
Balance at December 31, 1997        227,750       260,500         403,750            2.13
                                   ----------------------------------------
                                   ----------------------------------------

                              Nutrition Medical, Inc.

11. STOCK OPTIONS AND WARRANTS (CONTINUED)

The following table summarizes information about the stock options outstanding at December 31, 1997:

                         OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
              -----------------------------------------  ----------------------
                               WEIGHTED       WEIGHTED                 WEIGHTED
  RANGE OF                      AVERAGE       AVERAGE                  AVERAGE
  EXERCISE       NUMBER        REMAINING      EXERCISE      NUMBER     EXERCISE
   PRICES      OUTSTANDING  CONTRACTUAL LIFE   PRICE      EXERCISABLE   PRICE
--------------------------------------------------------------------------------
$1.00 - $1.50    327,250        3 years        $1.15        313,500      $1.10
 2.00 - 4.25     337,000        9 years         2.30        105,549       3.36
                --------                                   --------
                 664,250        6 years         1.73        419,049       1.64
                --------                                   --------
                --------                                   --------

Options outstanding under the Plans expire at various dates during the period from November 1998 through December 2006. The number of options exercisable as of December 31, 1997 and 1996 were 419,049 and 301,200, respectively, and are exercisable at a weighted average price of $1.64 and $1.22 per share, respectively. The weighted average fair value of options granted during the years ended December 31, 1997 and 1996 was $1.93 and $1.14 per share, respectively.

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

Pro forma information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1997 and 1996: risk-free interest rate of

                              Nutrition Medical, Inc.

6.0% for both years; and dividend yield of 0% for both years; volatility factor of the

                              Nutrition Medical, Inc.

11. STOCK OPTIONS AND WARRANTS (CONTINUED)

expected market price of the Company's common stock of .71 and .33, respectively, and a weighted average expected life of the option of 7 and 4 years, respectively.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                          1997          1996
                                                      --------------------------
Pro forma net loss                                    $(4,248,128)    $(825,404)
Pro forma net loss per common share - basic                 $(.78)        $(.19)
 and diluted

The pro forma effect on net loss of 1997 and 1996 is not representative of the pro forma effect on net loss in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

12. CONTINGENCY

In August 1995, the Company was named as a defendant in a patent infringement lawsuit brought by Novartis, formerly Sandoz Nutrition. The complaint asserts that one of the Company's products, L-Emental-TM- Plus, infringes on two patents held by Novartis and asks for relief in the form of an injunction preventing the Company from selling the product, as well as damages of an unspecified amount. The Company responded with a counterclaim seeking a declaration of invalidity, unenforceability, non-infringement and inventorship of the subject patents. On August 13, 1997, the Company received

                              Nutrition Medical, Inc.

notification that the United States Patent and Trademark Office will issue the two patents

                              Nutrition Medical, Inc.

12. CONTINGENCY (CONTINUED)

under review. Though the patents were narrowed, the Company expects that the litigation which was stayed pending this determination will resume, and the Company intends to continue to vigorously defend against the claim. Sales of L-Emental Plus constituted $497,000, or 40.5% and $431,000, or 10.5% of the Company's net sales in 1996 and 1997, respectively. It is not possible at this time to predict the outcome of the lawsuit, including whether the Company will have to cease selling L-Emental Plus, or to estimate the amount or range of potential loss if any.

In November 1997, the Company was named as a defendant in a patent infringement lawsuit brought by a division of Nestle Clinical Nutrition. The complaint asserts that one of the Company's products, Pro-Peptide for kids, infringes on a patent held by Nestle and asks for relief in the form of an injunction, that would prevent the Company from selling the product, as well as damages of an unspecified amount. Sales of Pro-Peptide for Kids constituted $134,000 or 3% of the Company's net sales in 1997. It is not possible at this time to predict the outcome of the lawsuit, including whether the Company will have to cease selling Pro-Peptide for Kids, or to estimate the amount or range of potential loss, if any.

The Company has accrued in the fourth quarter for the expected litigation costs associated with the two lawsuits based on management's estimate of costs to defend against these lawsuits.

13. MAJOR CUSTOMERS

Two customers account for net aggregated revenues, expressed as percentages of total sales from continuing operations as follows:


                                         SALES                   % OF SALES
                                      ---------------------------------------
Customer A                              $504,500                    12.3%
Customer B                              $452,500                    11.0%


                                 INDEX TO EXHIBITS

  Exhibit No.  Description
  -----------  -----------
        2.2    Asset Purchase Agreement with an effective date of May 1, 1998, executed by and between the Company and Agrilink
               Foods, Inc.*
        3.1    Second Restated Articles of Incorporation of the Company, as amended
        4.2    Promissory Note Dated January 13, 1997 by the Company in favor of Elan Pharma, Inc.
       23      Consent of independent auditors
       24      Powers of Attorney (set forth on the Signature Page hereof)
       27      Financial Data Schedule  (EDGAR only)
       99.1    Cautionary Statement
       99.2    Press Release dated January 28, 1998 announcing the discontinuation of certain operations
       99.3    Press Release dated March 19, 1998 announcing an agreement with Agrilink Foods, Inc.

---------------

* Confidential information has been omitted from such Exhibit and filed separately with the Commission pursuant to a confidential treatment request under Rule 24b-2.