Form 10KSB/A
period 1997-12-31
NUTRITION MEDICAL INC
filed 1998-04-30
CIK 1001136

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                   FORM 10-KSB/A


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: DECEMBER 31, 1997    Commission File Number: 0-22247

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

                            COMMON STOCK, $.01 PAR VALUE
                                  (title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes    X    No
                                                                 ---      ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB. Yes     No  X
                                          ---    ---

State issuer's revenues for its most recent fiscal year:    $4,104,601

On March 24, 1998, and based on the average bid and asked prices as of that date, the aggregate market value of the voting stock held by non-affiliates of the Issuer was $2,864,115.

The number of shares outstanding of the registrant's common stock, $.01 par value, as of March 19, 1998 was 5,456,024 shares.

Documents Incorporated by Reference:  None

Transitional Small Business Disclosure Format:  Yes     No  X
                                                    ---    ---

                                      PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

     Certain biographical information regarding each director of Nutrition Medical, Inc. (the "Company"), including name, age, principal occupation, business experience and period of service as a director, is set forth below.

     William L. Rush, age 46, has been Chairman of the Board of Directors, President and Chief Executive Officer of the Company since its inception in July 1993. From 1984 to March 1993, Mr. Rush was employed by Sandoz Corp. (now known as Novartis), most recently as Senior Vice President of its clinical products division. As Senior Vice President, his duties included supervision of a national sales force, product management group, outpatient clinic services group, related support functions and research and development. From 1978 to 1984, Mr. Rush was employed by Baxter Healthcare Corp. in its medical nutrition division.

     Kenneth L. Evenstad, age 54, has been a director of the Company since
May 1995. Since 1969, Mr. Evenstad has been Chairman and Chief Executive Officer of Upsher-Smith Laboratories, Inc., a pharmaceutical company that specializes in cardiovascular drugs. From 1967 to 1969, Mr. Evenstad practiced as a pharmacist in Alaska and Minnesota. Mr. Evenstad is also a director of Medi-Ject Corporation.

     George E. Kline, age 61, has been a director of the Company since May 1995. Since 1966, Mr. Kline has been President of Venture Management, a financial consulting services firm. Since 1985, Mr. Kline has also served as an officer of Brightstone Capital, Ltd. LLC ("Brightstone Capital"), a venture partnership. Mr. Kline is also a director of Cyberoptics Corporation, Fieldworks, Inc., Rimage Corporation and Virtual Fund.com.

     Lawrence A. Lehmkuhl, age 60, has been a director of the Company since January 1995. From 1985 to March 1993, Mr. Lehmkuhl was President and Chief Executive Officer of St. Jude Medical, Inc., a medical device manufacturer, and from April 1993 to February 1995, Mr. Lehmkuhl was Chairman of its Board of Directors. From 1966 to 1985, Mr. Lehmkuhl was employed by American Hospital Supply Corporation in various management capacities. Mr. Lehmkuhl is also a director of Kera Vision, Inc.

Certain biographical information regarding each executive officer of the Company, including name, age and position held with the Company, is set forth below.

     William L. Rush, age 46, has been Chairman of the Board of Directors, President and Chief Executive Officer of the Company since its inception in July 1993. His biography is set forth above.

     Joseph F. Coffey, age 62, has been Vice President of Corporate Sales of the Company since September 1994. From 1965 to June 1994, Mr. Coffey was employed by Sandoz Corp. (now known as Novartis) in a variety of positions, including 14 years as National Sales Manager of the clinical nutrition division. As National Sales Manager, Mr. Coffey had managerial responsibility for regional and district sales managers, the national account group, the telemarketing group and the direct sales force.

     Anwar H. Bhimani, age 43, has been Chief Financial Officer and Secretary of the Company since October 1997. From November 1996 to July 1997, Mr. Bhimani was Chief Financial Officer of U-Ship, Inc., a manufacturer and operator of self-service shipping kiosks. Mr. Bhimani was Chief Financial Officer of VISTA Information Services, Inc. from March 1994 to December 1995. Prior to that, Mr. Bhimani was Chief Financial Officer of Reuter Manufacturing, Inc.

Section 16 (a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10 percent of a registered class of the

Company's equity securities, to file with the Securities Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.

     Based solely on a review of copies of such forms furnished to the Company during the fiscal year ended December 31, 1997, the Company believes that all
Section 16 (a) filing requirements applicable to its executive officers, directors and 10 percent shareholders were satisfied, with the exception of a failure by George E. Kline, a director of the Company, to timely file a Form 4 disclosing the purchase of 30,000 shares of the Common Stock of the Company on April 15, 1997. The purchase of such shares was reported on an amended Form 4 filed with the Commission on July 29, 1997.


ITEM 10.   EXECUTIVE COMPENSATION.

Director Compensation

     Directors of the Company receive no compensation other than authorized expense reimbursement and stock options granted either prior to or under the 1996 Non-Employee Director Stock Option Plan (the "1996 Director Plan") described below.

     1996 DIRECTOR PLAN. The shareholders of the Company adopted the 1996 Director Plan in August 1996. The 1996 Director Plan provides for an automatic grant of unqualified stock options to purchase 15,000 shares of the Company's Common Stock to non-employee directors on the date such individuals are first appointed directors of the Company, and an automatic grant of an option to purchase an additional 7,500 shares of Common Stock on the day after each subsequent annual meeting of the Company's shareholders. The option price is equal to the fair market value of the Common Stock on the date of grant. The options granted upon appointment to the Board of Directors vest and become exercisable as to 50% of the shares on the date of grant, and an additional 25% on each of the first and second anniversaries of such grant, provided the holder remains a director on such date. The options granted in connection with subsequent annual meetings vest and become exercisable as to 100% of the shares six months after the date of such grant provided the holder remains a director on such date. The Company has reserved 100,000 shares of Common Stock for issuance under the 1996 Director Plan. As of the date of this notice, each non-employee director has received 7,500 shares pursuant to the 1996 Director Plan.

Executive Officer Compensation

     The following table sets forth certain information for 1995, 1996 and 1997 concerning the compensation of the Company's Chief Executive Officer (the "Named Executive Officer") for services rendered during those years. No other executive officer of the Company received aggregate annual salary and bonus compensation of more than $100,000 during 1997.

                             SUMMARY COMPENSATION TABLE

          NAME AND                                           LONG-TERM          ALL OTHER
     PRINCIPAL POSITION    YEAR   ANNUAL COMPENSATION       COMPENSATION       COMPENSATION
     ------------------    ----   -------------------       ------------       ------------
                                                        SECURITIES UNDERLYING
                                  SALARY        BONUS          OPTIONS
                                  ------        -----          -------
  William L. Rush          1997   $95,000      ----             ----             $2,118 (1)
    President and Chief    1996   $95,000     $20,000         100,000              $451 (2)
    Executive Officer      1995   $89,000     $20,000           ----                ----


----------------------
   (1) Consists of disability insurance and the term life insurance portion of a split dollar value life insurance policy, proceeds from which are payable to a beneficiary designated by Mr. Rush.
   (2) Consists of disability insurance provided.

Employment Contract

     In October 1996, the Company entered into a revised employment agreement with William L. Rush, the Company's Chairman of the Board, President and Chief Executive Officer. The agreement provides for an initial annual salary of $95,000, which salary is subject to annual review and adjustment by the Company's Board of Directors. Mr. Rush also received an option to purchase 100,000 shares of the Company's Common Stock, at an exercise price of $3.50 per share, and may receive incentive compensation to be established by the Board of Directors. The agreement also provides for certain health, disability and life insurance benefits. The agreement has a three-year term, but is terminable by the Company or Mr. Rush with or without cause upon ninety days written notice. Under the agreement, Mr. Rush has granted the Company rights to all inventions conceived or produced by Mr. Rush during the period of his employment. Mr. Rush also is subject to a confidentiality provision and a twelve-month noncompetition provision. If the contract is terminated by the Company without cause, or by Mr. Rush with cause, the Company is obligated to pay Mr. Rush's salary for a period of twelve months and the maximum incentive compensation for which he would be eligible.

Stock Options

     No stock option grants were made to the Named Executive Officer during the fiscal year ended December 31, 1997.

     To date, the Named Executive Officer has not exercised any options to purchase shares of the Company's Common Stock. The following table sets forth the number and aggregate dollar value of all unexercised options held by the Named Executive Officer at December 31, 1997:



                    Number of Shares Underlying Unexercised     Value of Unexercised In-The-Money Options
                          Options at December 31, 1997                    at December 31, 1997
                    ---------------------------------------     -----------------------------------------
     Name              Exercisable         Nonexercisable          Exercisable           Nonexercisable
     ----              -----------         --------------          -----------           --------------
William L. Rush          50,000                50,000                ----                      ----


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of April 20, 1998 by (i) each person known by the Company to be the beneficial owner of more than five percent (5%) of the Company's outstanding Common Stock, (ii) each director, (iii) the Named Executive Officer and (iv) all executive officers and directors as a group. In addition, shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days from the date hereof (the "Currently Exercisable Options") are deemed outstanding for computing the percentage of the person holding such options, but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated, each of the following persons has sole voting and investment power with respect to the shares of Common Stock set forth opposite their respective names:


                                                    PERCENT
      NAME                              NUMBER      OF CLASS
      ----                              -------     --------
 William L. Rush (1)                    790,000      14.35%
     9850 51st Avenue North
     Suite 110
     Minneapolis, MN  55442

 Lawrence A. Lehmkuhl (2)                74,538       1.36%
     134 Dellwood Avenue
     Dellwood, MN 55110

 George E. Kline (2) (3)                590,500      10.65%
     Brightstone Capital
     4750 IDS Center
     Minneapolis, MN 55402

 Kenneth L. Evenstad (2)                 37,500       0.68%
     Upsher-Smith Laboratories
     14905 23rd Avenue North
     Minneapolis, MN 55447

 Brightstone Funds (4)                  510,000      10.04%
     Venture Management
     4750 IDS Center
     Minneapolis, MN 55402

 Elan International Services Ltd.       855,000      15.67%
     102 St. James' Court
     Flatts, Smith FL04
     Bermuda

 All directors and officers as a
     group (6 persons) (6)            1,564,438      27.25%
__________
(1)  Includes 50,000 shares issuable pursuant to Currently Exercisable Options.

(2)  Includes 37,500 shares issuable pursuant to Currently Exercisable Options.

(3) Includes 200,000 shares owned by Brightstone Fund IV, 150,000 shares owned by Brightstone Fund VI, 110,000 shares owned and 30,000 shares issuable pursuant to warrants held by Brightstone Fund VII and 20,000 shares issuable pursuant to a warrant held by Brightstone Capital. George E. Kline, a director of the Company, and James A. Bernards serve as general partners of all of the Brightstone entities referenced above. By virtue of this position, Mr. Kline and Mr. Bernards may be deemed to have voting and investment control over the shares owned by such Brightstone entities, and thus beneficial owners of those shares. Mr. Kline and Mr. Bernards disclaim any beneficial ownership of such shares. Also includes 43,000 shares held by Venture Management Profit Plan & Trust, of which Mr. Kline is the sole trustee and beneficiary.

(4) These securities are also included in beneficial ownership of Mr. Kline. See footnote (3) above.

(5) Shares are subject to an Irrevocable Proxy Agreement whereby the Company, as directed by the Board of Directors, has been appointed to vote all of the shares through January 13, 2000.

(6)  Includes 284,400 shares issuable pursuant to Currently Exercisable Options


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On June 30, 1996, the Company sold 50,000 shares of its Common Stock for $125,000, or $2.50 per share, to Brightstone Fund VII, whose general partner is George E. Kline. Mr. Kline is a member of the Board of Directors of the Company. Management of the Company believes that the terms of this transaction were no less favorable to the Company than would have been obtained from an unaffiliated third party. Any future material transactions with officers, directors or 5% beneficial shareholders of the Company's Common Stock, or affiliates of such persons, will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties and will be approved by a majority of the outside members of the Company's Board of Directors who do not have an interest in the transaction.

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Nutrition Medical, Inc.

                                   By:   /s/ William L. Rush
                                       ----------------------------------
                                   William L. Rush, Chief Executive Officer
                                   Date:  April 27, 1998

     Pusuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ William L. Rush       Chairman of the Board,         Date: April 27, 1998
    ------------------------  Chief Executive Officer,
        William L. Rush       President and Director
                              (Principal Executive Officer)

By: /s/ Anwar H. Bhimani      Chief Financial Officer and    Date: April 27, 1998
    ------------------------  Secretary
        Anwar H. Bhimani      (Principal Financial Officer)

By: /s/ Kenneth L. Evenstad   Director                       Date: April 27, 1998
    ------------------------
        Kenneth L. Evenstad

By: /s/ George E. Kline       Director                       Date: April 27, 1998
    ------------------------
        George E. Kline

By: /s/ Lawrence A. Lehmkuhl  Director                       Date: April 27, 1998
    ------------------------
        Lawrence A. Lehmkuhl
