Form 10QSB
period 1998-03-31
NUTRITION MEDICAL INC
filed 1998-05-15
CIK 1001136

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------



                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                                 (612) 551-9595
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /
   -----    ---

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

         Class                       Outstanding as of May 8, 1998
         -----                       -----------------------------
Common Stock, $.01 par value              5,456,024 shares

Transitional Small Business Disclosure Format (Check one):  Yes / /  No /X/
                                                               ----    ----

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              NUTRITION MEDICAL, INC.

                                       INDEX


                             PART I - FINANCIAL INFORMATION



Item 1. Financial Statements                                          Page No.
                                                                      --------
           Statements of Operations (Unaudited) For the Three
                Months Ended March 31, 1998 and 1997                       2

           Balance Sheets (Unaudited) As of March 31, 1998
                and December 31, 1997                                      3

           Statements of Cash Flows (Unaudited) For the Three
                Months Ended March 31, 1998 and 1997                       4

           Notes to Financial Statements (Unaudited)                       5

Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        6


                             PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                               10

Item 2.    Changes in Securities and Use of Proceeds                       10

Item 5.    Other Information                                               11

Item 6.    Exhibits and Reports on Form 8-K                                12

                           PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                         NUTRITION MEDICAL, INC.
                        STATEMENTS OF OPERATIONS
                               (Unaudited)


                                                  Three months ended March 31,
                                                    1998                1997
                                                    ----                ----
Net sales                                        $ 1,417,838         $   760,783
Cost of goods sold                                   940,960             495,963
                                                 -----------          ----------
Gross profit                                         476,878             264,820

Operating expenses:
 Selling, general and administrative                 431,272             557,798
 Research and development                             25,710             117,191
                                                 -----------          ----------
                                                     456,982             674,989
                                                 -----------          ----------

Operating income (loss)                               19,896            (410,169)
                                                 -----------          ----------
Other income (expense):
 Interest expense                                    (54,396)            (41,408)
 Interest income                                      17,716              48,669
                                                 -----------          ----------
                                                     (36,680)              7,261

Loss from continuing operations                      (16,784)           (402,908)
                                                 -----------          ----------
Discontinued operations:
 Income (loss) from discontinued operations           65,937             (37,113)
                                                 -----------          ----------

Net income (loss)                                $    49,153         $  (440,021)
                                                 -----------          ----------
                                                 -----------          ----------

Loss per share data (basic and diluted):
 Loss from continuing operations                         .00                (.08)
 Income (loss) from discontinued operations              .01                 .00
Net income (loss) per share                      $       .01         $      (.08)
                                                 -----------          ----------
                                                 -----------          ----------

Weighted average number of shares outstanding      5,456,024           5,324,524


                 See accompanying notes to financial statements

                             NUTRITION MEDICAL, INC.
                                 BALANCE SHEETS

                                                   March 31,        December 31,
                                                     1998               1997
                                                     ----               ----
                                                  (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                       $ 1,981,390        $  1,647,482
 Accounts receivable, less allowance
  of $31,300 in 1998 and $31,500 in 1997           1,091,419           1,140,020
Inventories                                          858,272           1,615,165
Prepaid expenses                                      32,717              51,401
                                                 -----------          ----------
    Total current assets                           3,963,798           4,454,068

Equipment and office furniture, net                1,155,786           1,179,200
                                                 -----------          ----------
    Total assets                                 $ 5,119,584        $  5,633,268
                                                 -----------          ----------
                                                 -----------          ----------


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                $   456,145        $    827,007
 Accrued lease costs                                  --                 66,600
 Accrued payroll                                      86,612             158,298
 Accrued expenses                                    373,959             482,044
                                                 -----------        ------------
    Total current liabilities                        916,716           1,533,949

Subordinated note payable, including
accrued interest                                   1,843,330           1,788,934

Shareholders' equity:
 Undesignated Preferred Stock, $.01 par value:
    Authorized shares - 5,000,000
    Issued and outstanding shares - none              --                 --
Common Stock, $.01 par value:
    Authorized shares - 20,000,000 shares
    Issued and outstanding shares -
    5,456,024--1998; 5,456,024--1997                  54,560              54,560
Paid-in capital                                    8,706,444           8,706,444
Accumulated deficit                               (6,401,473)         (6,450,619)
                                                 -----------          ----------
    Total shareholders' equity                     2,359,538           2,310,385
                                                 -----------          ----------
      Total liabilities and shareholders'
      equity                                     $ 5,119,584         $ 5,633,268
                                                 -----------         -----------
                                                 -----------         -----------


                 See accompanying notes to financial statements

                             NUTRITION MEDICAL, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                              Three months ended March 31,
                                                                   1998          1997
                                                                   ----          ----
OPERATING ACTIVITIES
Net income (loss)                                           $    49,153   $  (440,021)
Adjustments to reconcile net income (loss) to net
 cash used in operating activities:
    Depreciation and amortization                                75,829       127,783
    Changes in operating assets and liabilities:
      Accounts receivable                                        48,601      (258,850)
      Inventories                                               756,893      (129,390)
      Prepaid expenses                                           18,684      (122,416)
      Accounts payable                                         (370,862)      163,778
      Accrued liabilities                                      (191,968)       50,123
                                                            -----------   -----------
Net cash provided by (used in) operating activities             386,330      (608,993)

INVESTING ACTIVITIES
Proceeds from sale of short-term investments                       --       1,671,596
Purchase of goodwill                                               --         (58,174)
Purchase of equipment and office furniture                      (52,442)       (8,860)
                                                            -----------   -----------
Net cash provided by (used in) investing activities             (52,422)    1,604,562

Increase in cash                                                333,908       995,569
Cash at beginning of period                                   1,647,482     2,553,955
                                                            -----------   -----------
Cash at end of period                                       $ 1,981,390   $ 3,549,524
                                                            -----------   -----------
                                                            -----------   -----------

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES
Purchase of a business:
 Issuance of note payable                                            --   $ 1,593,750
 Issuance of stock                                                   --     3,206,250


                 See accompanying notes to financial statements

                             NUTRITION MEDICAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.       BASIS OF PRESENTATION

         The condensed financial statements as of March 31, 1998 and for the three-month periods ended March 31, 1998 and 1997 included in this Form 10-QSB have been prepared by Nutrition Medical, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

         The condensed financial statements presented herein as of March 31, 1998 and for the three-month periods ended March 31, 1998 and 1997 are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

2.       Discontinued Operations

         The Company announced in January 1998 its intention to discontinue its private label adult nutrition supplement business and signed an agreement (the "Agrilink Agreement") to transfer the business to Agrilink Foods, Inc. ("Agrilink") effective May 1, 1998. Pursuant to the terms of the Agrilink Agreement, the Company transferred its private label supplement business customer list and unused labels to Agrilink in return for cash plus royalty payments on adult nutrition supplement products sold to such customers for the next two years. This segment of the Company's business, active since late 1995, generated revenues of approximately $453,000 in the first quarter of 1997 and $773,000 for the same period of 1998. In the three-month period ended March 31, 1997, the operating losses from the discontinued operations were approximately $37,000 compared to a gain of $66,000 for the same period of 1998.

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

GENERAL

         The Company develops and sells nutrition products marketed as cost-effec tive alternatives to equivalent national brand products. Initial development focused on formulas for the critical care nutrition market. These products are sold to hospitals and other health care facilities to feed critically ill patients who cannot consume adequate nutrients orally and consequently require specialized feeding via tubes into the intestinal tract.
 As of March 31, 1998, the Company had developed nine such products. Critical care nutrition products are generally purchased by a relatively large customer base, which typically places orders in relatively small quantities.

         On January 13, 1997, the Company purchased a line of products from Elan Pharma, Inc. ("Elan") consisting of intact protein formulas, enteral pumps and the related disposable delivery hardware (the "Elan Acquired Products"). These products appeal to the larger long-term care segment of the clinical nutrition market, while providing a wider range of products that may be offered to hospitals and home health care facilities.

         In the fourth quarter of 1997, the Company completed a review of cash flows expected to be derived from the Elan Acquired Products. Based upon this review and analysis, the Company concluded that the intangible asset received in the acquisition was impaired and, as a result, took a charge of $1.5 million to operations in 1997, thereby reducing goodwill from the acquisition to zero. As a result, no goodwill amortization charges were incurred during the first quarter of 1998.

         In January 1998 the Company announced that it was discontinuing its efforts to develop and market a generic national brand equivalent infant formula. In 1997, the Company incurred an estimated $300,000 in sales and marketing related costs and an equivalent amount in research and development costs related to this project. As a result, research and development costs are lower in the first quarter of 1998, compared to the same period of 1997. The Company also an nounced, in January 1998, its intention to discontinue its private label adult nutrition supplement business. The Company has taken these actions to allow it to focus on its core clinical nutrition business.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 AND 1997

         NET SALES. Net sales from continuing operations for the three months ended March 31, 1998 totaled $1,417,838 compared to $760,783 for the same period of 1997, an increase of 86 percent. The growth in sales is the result of increases in sales of products offered in both periods, as well as new products introduced in mid-January 1997 as a result of the acquisition from Elan. This growth is further attributable to the addition of new customers, growth in orders from existing customers and a greater number of products available for sale in the 1998 period.

         GROSS PROFIT. Gross profit from continuing operations for the three months ended March, 31, 1998 increased to $476,878 compared to $264,820 for the same period of 1997. As a percentage of sales, however, gross profit decreased from 35 percent in 1997 to 34 percent in 1998. The decrease in gross profit as a percentage of sales is primarily the result of change within the product mix due to the Elan Acquired Products, which have a lower profit margin than the critical care formulas.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses from continuing operations for the three months ended March 31, 1998 decreased 23 percent to $431,272 from $557,798 in the same period of 1997. The decrease in sales and marketing expense is primarily the result of the discon tinuation of the development of infant formula. In addition, in 1998 there was no amortization charges associated with goodwill resulting from the acquisition from Elan as the entire outstanding balance of goodwill was charged to opera tions in December 1997. Expressed as a percentage of net sales, selling, general and administrative expenses were 30 percent and 73 percent for the three months ended March 31, 1998 and 1997, respectively. In addition to the reasons for the decline in costs discussed above, the percentage decrease is the result of economies of scale arising from the relatively fixed nature of certain of the Company's selling, general and administrative expenses, which have increased slowly in comparison to the increase in overall sales.

         RESEARCH AND DEVELOPMENT. Research and development costs from continuing operations for the three-month period ended March 31, 1998 decreased 78 percent to $25,710 from $117,191 incurred in same period of 1997. The decrease is primarily the result of the discontinuation of the development of infant formula in 1998. Research and development costs are expected to remain relatively flat during the remainder of 1998 with potential increases toward the end of the year as development activities in the core critical care nutrition business increase.

         OTHER EXPENSES. Other expenses for the three-month period ended March 31, 1998 increased to $36,680 from an income of $7,261 for the same period of 1997. The Company had a higher balance invested in short term investments in 1997 resulting from proceeds received in its 1996 public stock offering. In addi tion, the note payable to Elan was outstanding for the entire quarter in 1998 resulting in higher interest expense for the period.

DISCONTINUED OPERATIONS

         As discussed above, the Company transferred its private label adult nutrition supplement business to Agrilink Foods, Inc. effective May 1, 1998. This segment of the Company's business, active since late 1995, generated revenues of approximately $453,000 in the first quarter of 1997 and $773,000 for the same period of 1998. In the three-month period ended March 31, 1997 the operating losses from the discontinued operations were approximately $37,000 compared to a gain of $66,000 for the same period of 1998.

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

         The Company expects to initiate formal communications with all of its signifi cant suppliers by mid-1998 to determine the extent to which these suppliers are vulnerable to the Year 2000 Issue. There is no guarantee that the systems of other companies on which the Company relies for manufacturing and distributing its products will be converted in a timely manner. Delays in necessary conver sions by these suppliers could have an adverse effect on the operations of the Company and its ability to continue to service the needs of its customers.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has incurred net losses and negative cash flows from operations. The Company raised capital used in operations through a public offering of its common stock in 1996 in which the Company sold 1,437,500 shares of its common stock at $3.50 per share. Net proceeds to the Company, after deducting all offering costs, totaled $4.24 million. Unused funds are invested in U.S. Treasury backed funds with maturities ranging under three months. Prior to the initial public offering, the Company had raised approximately $2.8 million through the private placement of its common stock.

         The Company's net cash provided by operations for the three-month period ended March 31, 1998, totaled $386,000, compared with cash used in operations of $609,000 for the same period of 1997. Cash and cash equivalents as of March 31, 1998 totaled $1,981,000. Accounts receivable decreased during the three-month period ended March 31, 1998 by approximately $48,600 due to improvement in collections. Inventories decreased by approximately $757,000, offset by a decrease of approximately $371,000 in accounts payable. The inventory and accounts payable decrease are attributable to the discontinuation of the private label adult nutrition supplement business announced in January of 1998, and the disposition, in the ordinary course of business, of the related inventory.

         The Company made additions to equipment in 1998, primarily for the place ment of leased pumps with customers who purchase tubing and accessories. Capital expenditures over the balance of 1998 is expected to be stable and not exceed, on a quarterly basis, amounts spent in the first quarter.

         As discussed in Part II, Item 1, the Company was named as a defendant in two patent infringement lawsuits. It is not possible at this time to predict the outcome of these lawsuits, including whether the Company will have to cease selling the products in question, or to estimate the amount or range of poten tial loss, if any.

         The Company expects that the existing cash balances will be sufficient to fund operations of the Company through 1998. However, the Company's future liquidity and capital requirements will depend on numerous factors including competition, the extent to which the Company's products gain market acceptance and the costs and timing of expansion of sales, marketing and product develop ment activities. There can be no assurance that the Company will not be required to raise additional capital before the end of 1998, or any time thereafter, or that such capital will be available on acceptable terms, or at all.

                            PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         In August 1995, the Company was named as a defendant in a patent infringe ment lawsuit brought by Novartis Nutrition, formerly Sandoz Nutrition Corpora tion, in the United States District Court for the District of Minnesota. The complaint asserts that one of the Company's products, L-Emental-TM- Plus, infringes on two patents held by Novartis and asks for relief in the form of an injunction that would prevent the Company from selling the product as well as damages of an unspecified amount. Both patents were issued subsequent to the Company's introduction of L-Emental Plus. The Company responded with a counter claim seeking a declaration of invalidity, unenforceability, non-infringement and inventorship of the subject patents. A court order stayed the litigation pending a reexamination by the United States Patent and Trademark Office of both patents. On August 13, 1997, the Company received notification that the United States Patent and Trademark Office will issue the two patents under review. Although the scope of the patents was narrowed, the litigation, which was stayed pending this determination, has resumed, and the Company intends to continue to vigorously defend against the claim. Sales of L-Emental Plus constituted $298,000, or 40 percent, $497,000, or 41 percent, and $431,000, or 10.5 percent of the Company's net sales in 1995, 1996 and 1997, respectively. Net sales of L-Emental Plus in the first quarter of 1998 were $52,000. It is not possible at this time to predict the outcome of the lawsuit, including whether the Company will have to cease selling L-Emental Plus, or to estimate the amount or range of potential loss, if any. To date, no injunction has been issued.

         In November 1997, the Company was named as a defendant in a patent in fringement lawsuit brought by Nestl Clinical Nutrition ("Nestl") in the United States District Court for the Northern District of Illinois. The suit asserts that one of the Company's products, Pro-Peptide-TM- For Kids, infringes on a patent held by Nestle and asks for relief in the form of an injunction that would prevent the Company from selling the product as well as damages of an unspecified amount. The Company intends to vigorously defend against the claim. Sales of Pro-Peptide For Kids, introduced in May 1997, constituted $134,000, or three percent, of the Company's net sales in 1997. In the first quarter of 1998, sales of Pro-Peptide For Kids were $53,000. It is not possible at this time to predict the outcome of the lawsuit, including whether the Company will have to cease selling Pro-Peptide For Kids, or to estimate the amount or range of potential loss, if any. To date, no injunction has been issued.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

                 REPORT OF SALES OF SECURITIES AND USE OF PROCEEDS THEREFROM

         The Company had an initial public offering (Securities Act Registration number 333-9999) that commenced September 26, 1996 and terminated with the sale of 1,437,500 shares of its common stock, par value $.01, at a price of $3.50 per share. Total net proceeds from the offering were $4,237,000. Such proceeds are being used as follows:

                              USE OF PROCEEDS*


 Purchase and installation of equipment                             $   355,000
 Research and Development                                               479,000
 Sales and Marketing                                                  1,521,000
 Temporary Investments (U.S. Treasury Bills)                          1,800,000
 Working Capital                                                         82,000
                                                                    -----------
          Total                                                     $ 4,237,000
                                                                    -----------

*None of such payments were made to the Company's directors and officers or their respective associates, beneficial owners of ten percent or more of the Company's common stock or affiliates of the Company.

ITEM 5.  OTHER INFORMATION

         The Company announced in January 1998 its intention to discontinue its private label adult nutrition supplement business and signed an agreement (the "Agrilink Agreement") to transfer the business to Agrilink Foods, Inc. ("Agrilink") effective May 1, 1998. Pursuant to the terms of the Agrilink Agreement, the Company transferred its private label supplement business customer list and unused labels to Agrilink in return for cash plus royalty payments on adult nutrition supplement products sold to such customers for the next two years.

         On April 1, 1998 the Company received notice from the Nasdaq Stock Market (SM) that the Company's common stock are not in compliance with the new minimum bid price requirement of $1.00 per share, pursuant to NASD Marketplace Rule 4310 (c) (04), which became effective February 23, 1998.
The Company will be provided 90 calendar days, which period expires July 1, 1998, to regain compli ance with this standard. The Company may regain compliance if its common stock trades at or above the minimum requirement for at least 10 consecutive trade days. If the Company's common stock does not regain compliance within the 90 day period, it is likely that the Company's common stock will be delisted from the Nasdaq Stock Market (SM). Additional information regarding such a delisting may be found in Exhibit 99.1, included with this Quarterly Report on Form 10-QSB, under the heading "Limitations On Broker-Dealer Sales Of Company Common Stock; Applicability Of 'Penny Stock' Rules; No Assurance Of Continued Quotation On The Nasdaq Stock Market'.

         Effective May 1, 1998, Kenneth L. Evenstad, a director of the Company since May 1995, resigned his position on the Company's Board of Directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       a) The following exhibits are included with this quarterly report on Form 10-QSB as required by Item 601 of Regulation S-B.

            Exhibit
            Number                             Description
            -------                            -----------
            2.1          Asset Purchase Agreement by and between the Company and Agrilink
                         Foods, Inc. (incorporated by reference to Exhibit 2.2 of the
                         Company's Annual Report on Form 10-KSB for the year ended
                         December 31, 1997).
            27           Financial Data Schedule
            99.1         Cautionary Statement

       b)   Reports on Form 8-K.

            There were no reports on Form 8-K filed during the quarter ended March 31, 1998.

                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NUTRITION MEDICAL, INC.

      Dated:   May 13, 1998                       By: /s/ Anwar H. Bhimani
                                                     -----------------------
                                                  Anwar H. Bhimani
                                                  Chief Financial Officer

                                  EXHIBIT INDEX


         Exhibit
         Number                                 Description
         -------                                -----------
          2.1          Asset Purchase Agreement by and between the Company and Agrilink
                        Foods, Inc. (incorporated by reference to Exhibit 2.2 of the
                         Company's Annual Report on Form 10-KSB for the year ended December
                           31, 1997).
          27            Financial Data Schedule
          99.1          Cautionary Statement

14