Form 10-Q
period 1998-06-30
NUTRITION MEDICAL INC
filed 1998-08-14
CIK 1001136

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                      U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                    FORM 10-QSB

[ X ]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

                                   (612) 551-9595
                            (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

          CLASS                            OUTSTANDING AS OF AUGUST 11, 1998
          -----                            ---------------------------------
Common Stock, $.04 par value                       1,364,001 shares

Transitional Small Business Disclosure Format (Check one):  Yes    No X
                                                               ---   ---

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              NUTRITION MEDICAL, INC.

                                       INDEX


                           PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements                                        PAGE NO.

          Statements of Operations (Unaudited) For the Three
                and Six Months Ended June 30, 1998 and 1997               2

          Balance Sheets (Unaudited) As of June 30, 1998
               and December 31, 1997                                      3


          Statements of Cash Flows (Unaudited) For the Six
               Months Ended June 30, 1998 and 1997                        4

          Notes to Financial Statements (Unaudited)                       5

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        7


                            PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                              12

Item 2.   Changes in Securities and Use of Proceeds                      12

Item 5.   Other Information                                              13

Item 6.   Exhibits and Reports on Form 8-K                               13

                            NUTRITION MEDICAL, INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                       Three months ended                Six months ended
                                                             June 30,                         June 30,
                                                  ---------------------------       --------------------------
                                                     1998              1997            1998            1997
Net Sales                                         $1,443,640       $  683,627       $2,861,478      $1,444,410
Cost of goods sold                                   943,908          478,633        1,884,868         974,596
                                                  ----------       ----------       ----------      ----------
Gross profit                                         499,732          204,994          976,610         469,814

Operating expenses:
  Selling, general and administrative                522,083          537,891          953,355       1,095,689
  Research and development                            31,314          118,234           57,024         235,425
                                                  ----------       ----------       ----------      ----------
                                                     553,397          656,125        1,010,379       1,331,114

Operating income (loss)                              (53,665)        (451,131)         (33,769)       (861,300)

Other income (expense):
  Interest expense                                   (56,045)         (49,737)        (110,441)        (91,145)
  Interest income                                     24,141           38,449           41,857          87,118
                                                  ----------       ----------       ----------      ----------
                                                     (31,904)         (11,288)         (68,584)         (4,027)

Loss from continuing operations                      (85,569)        (462,419)        (102,353)       (865,327)
                                                  ----------       ----------       ----------      ----------

Discontinued operations:
  Income (loss) from discontinued operations         (34,908)          (6,150)         31,029          (43,263)
                                                  ----------       ----------       ----------      ----------

Net income (loss)                                 $ (120,477)      $ (468,569)      $  (71,324)    $  (908,590)
                                                  ----------       ----------       ----------      ----------
                                                  ----------       ----------       ----------      ----------

Loss per share data (basic and diluted):
  Loss from continuing operations                      (0.06)           (0.34)           (0.07)          (0.65)
  Income (loss) from discontinued operations           (0.03)           (0.00)            0.02           (0.03)
Net loss per share                                $    (0.09)      $    (0.34)      $    (0.05)     $    (0.68)
                                                  ----------       ----------       ----------      ----------
                                                  ----------       ----------       ----------      ----------

Weighted average number of shares
  outstanding                                      1,364,005        1,363,209        1,364,005       1,345,538

See accompanying notes to financial statements

                             NUTRITION MEDICAL, INC.
                                  BALANCE SHEETS

                                                            June 30,                       December 31,
                                                              1998                             1997
                                                          ------------                     ------------
                                                           (Unaudited)
Assets
Current assets
  Cash and cash equivalents                               $  2,378,591                     $  1,647,482
  Accounts receivable, less allowance of $53,986 in
    1998 and $31,500 in 1997                                   718,217                        1,140,020
  Inventories                                                  815,315                        1,615,165
  Prepaid expenses                                              31,719                           51,401
                                                          ------------                     ------------
        Total current assets                                 3,943,842                        4,454,068

Equipment and office furniture, net                          1,078,422                        1,179,200
                                                          ------------                     ------------
        Total assets                                      $  5,022,264                     $  5,633,268
                                                          ------------                     ------------
                                                          ------------                     ------------

Liabilities and shareholders' equity
Current liabilities:
  Accounts payable                                         $   535,241                      $   827,007
  Accrued lease costs                                                                            66,600
  Accrued payroll                                              127,703                          158,298
  Accrued expenses                                             220,894                          482,044
                                                          ------------                     ------------
      Total current liabilities                                883,838                        1,533,949

Subordinated note payable, including accrued interest        1,899,374                        1,788,934

Shareholders' equity:
  Undesignated Preferred Stock, $.04 par value:
    Authorized shares - 1,250,000
    Issued and outstanding shares - none
  Common Stock, $.04 par value:
    Authorized shares - 5,000,000 shares
    Issued and outstanding shares - 1,364,001 - 1998;
      1,364,006 --1997                                          54,560                           54,560
  Paid-in capital                                            8,706,435                        8,706,444
  Accumulated deficit                                       (6,521,943)                      (6,450,619)
                                                          ------------                     ------------
    Total shareholders' equity                               2,239,052                        2,310,385
                                                          ------------                     ------------
        Total liabilities and shareholders' equity        $  5,022,264                      $ 5,633,268
                                                          ------------                     ------------
                                                          ------------                     ------------

                See accompanying notes to financial statements

                            NUTRITION MEDICAL, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          Six months ended June 30,
                                                                            1998              1997
                                                                         ---------         ---------
OPERATING ACTIVITIES
Net income (loss)                                                        $ (71,324)        $(908,590)
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
    Depreciation and amortization                                          160,758           333,641
    Reserve for bad debts                                                   22,467
    Changes in operating assets and liabilities:
      Accounts receivable                                                  399,336          (547,490)
      Inventories                                                          799,850          (802,128)
      Prepaid expenses                                                      19,682          (284,330)
      Accounts payable                                                    (291,766)          828,440
      Accrued liabilities                                                 (247,894)           74,547
                                                                         ---------         ---------
        Net cash provided by (used in) operating activities                791,109        (1,305,910)
                                                                         ---------         ---------

INVESTING ACTIVITIES
Proceeds from sale of short-term investments                                   ---         1,671,596
Purchase of goodwill                                                           ---           (58,174)
Purchase of equipment and office furniture                                 (60,000)          (89,521)
                                                                         ---------         ---------
        Net cash provided by (used in) investing activities                (60,000)        1,523,901
                                                                         ---------         ---------

FINANCING ACTIVITIES
Proceeds from issuance of common stock                                         ---             7,000
                                                                         ---------         ---------
        Net cash provided by financing activities                              ---             7,000
                                                                         ---------         ---------

        INCREASE (DECREASE) IN CASH                                        731,109           224,991

Cash and cash equivalents at beginning of period                         1,647,482         2,553,955
                                                                         ---------         ---------
Cash and cash equivalents at end of period                              $2,378,591        $2,778,946
                                                                         ---------         ---------
                                                                         ---------         ---------

Supplemental disclosure of noncash investment and
  financing activities
Acquisition of a business:
    Issuance of note payable                                                              $1,593,750
    Issuance of stock                                                                      3,206,250

See accompanying notes to financial statements

                              NUTRITION MEDICAL, INC.
                           NOTES TO FINANCIAL STATEMENTS
                                    (UNAUDITED)


1.   BASIS OF PRESENTATION

     The condensed financial statements as of June 30, 1998 and for the three and six-month periods ended June 30, 1998 and 1997 included in this Form 10-QSB have been prepared by Nutrition Medical, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

     The condensed financial statements presented herein as of June 30, 1998 and for the three and six-month periods ended June 30, 1998 and 1997 are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.


2.   Discontinued Operations

     The Company announced in January 1998 its intention to discontinue its private label adult nutrition supplement business and signed an agreement (the "Agrilink Agreement") to transfer the business to Agrilink Foods, Inc. ("Agrilink") effective May 1, 1998. Pursuant to the terms of the Agrilink Agreement, the Company transferred its private label supplement business customer list and unused labels to Agrilink in return for cash plus royalty payments on adult nutrition supplement products sold to such customers for the next two years. This segment of the Company's business, active since late 1995, generated revenues of approximately $1.1 million in the first six months of 1997 and $919,000 for the same period of 1998.

3.   Reverse Stock Split

     The Board of Directors of the Company authorized a one-for-four reverse stock split effective June 10, 1998. As a result of the reverse split, the par value of the Company's stock increased to $.04 per share, and the total number of authorized shares and outstanding shares were proportionately reduced. Because cash was paid in lieu of the issuance of fractional shares that resulted from the reverse stock split, the total number of shares of the Company's common stock, $.04 par value ("Common Stock") outstanding decreased by five shares. Comparative financial statements have been restated to reflect the reverse stock split.

4.   Subsequent Event - Agreement to Sell the Pump and Disposables Product Line

          On July 27, 1998, the Company entered into an agreement with ZEVEX, Inc., a wholly-owned subsidiary of ZEVEX International, Inc., to sell its pump and plastic disposables product line in exchange for $500,000 in cash and 115,000 shares of ZEVEX International, Inc. common stock (the "ZEVEX Shares"). The Company has entered into an agreement with Elan Pharma, Inc. and Elan International Services Ltd. ("Elan") to retire, in full, the $3.0 million promissory note due Elan and repurchase the 213,750 shares of Common Stock owned by Elan in exchange for $450,000 cash , the ZEVEX Shares and a three-year warrant to purchase 50,000 shares of Common Stock for $3.50 per share. The Company originally issued the promissory note and the shares to Elan Pharma, Inc. in connection with its January 1997 acquisition of the pump and disposable product lines from Elan Pharma, Inc. Elan Pharma, Inc. subsequently transferred the shares of Common Stock and the promissory note to Elan. The transaction is expected to result in an increase in shareholders' equity of approximately $1.0 million.

     The sale is subject to certain closing conditions, including approval by the Company's shareholders. The Company expects that a shareholder meeting to approve the sale will occur in the fourth quarter of 1998. The Company entered into an exclusive marketing agreement with ZEVEX, Inc. for these product lines. The marketing agreement is expected to be in effect until the acquisition is finalized.

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

GENERAL

     The Company develops and sells nutrition products marketed as cost-effective alternatives to equivalent national brand products. Initial development focused on formulas for the critical care nutrition market. These products are sold to hospitals and other health care facilities to feed critically ill patients who cannot consume adequate nutrients orally and consequently require specialized feeding via tubes into the intestinal tract. As of June 30, 1998, the Company had developed nine such products. Critical care nutrition products are generally purchased by a relatively large customer base, which typically places orders in relatively small quantities.

     On January 13, 1997, the Company purchased a line of products from Elan Pharma, Inc. ("Elan Pharma") consisting of intact protein formulas, enteral pumps and the related disposable delivery hardware (the "Elan Acquired Products"). These products appeal to the larger long-term care segment of the clinical nutrition market, while providing a wider range of products that may be offered to hospitals and home health care facilities.

     In the fourth quarter of 1997, the Company completed a review of cash flows expected to be derived from the Elan Acquired Products. Based upon this review and analysis, the Company concluded that the intangible asset received in the acquisition was impaired and, as a result, took a charge of $1.5 million to operations in 1997, thereby reducing goodwill from the acquisition to zero. As a result, no goodwill amortization charges were incurred during 1998.

     On July 27, 1998, the Company entered into an agreement with ZEVEX, Inc., a wholly-owned subsidiary of ZEVEX International, Inc., to sell its pump and plastic disposables product line in exchange for $500,000 in cash and the ZEVEX Shares. The Company has entered into an agreement with Elan Pharma and Elan to retire, in full, the $3.0 million promissory note due Elan and repurchase the 213,750 shares of Common Stock owned by Elan in exchange for $450,000 cash, the ZEVEX Shares and a three-year warrant to purchase 50,000 shares of Common Stock for $3.50 per share.

     The sale is subject to certain closing conditions, including approval by the Company's shareholders. The Company expects that a shareholder meeting to approve the sale will occur in the fourth quarter of 1998. The Company entered into an exclusive marketing agreement with ZEVEX, Inc. for these product lines. The marketing agreement is expected to be in effect until the acquisition is finalized. As a result of this agreement, the Company's revenues and related gross profits from the pump and plastic disposables product line will drop significantly in the third and fourth quarter of 1998.

     In January 1998, the Company announced that it was discontinuing its efforts to develop and market a generic national brand equivalent infant formula. In 1997, the Company incurred an estimated $300,000 in sales and marketing related costs and an equivalent amount in research and development costs related to this project. As a result, research and development costs are lower in 1998, compared to the same period of 1997. The Company also announced, in January 1998, its intention to discontinue its private label adult nutrition supplement business.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 AND 1997

     NET SALES. Net sales from continuing operations for the three months ended June 30, 1998 totaled $1,443,640 compared to $683,627 for the same period of 1997, an increase of 111 percent. The growth in sales is the result of increases in sales of both the Elan Acquired Products and Critical Care Division products and is attributable to the addition of new customers, growth in orders from existing customers and a greater number of products available for sale in the 1998 period.

     GROSS PROFIT. Gross profit from continuing operations for the three months ended June 30, 1998 increased to $499,732 compared to $204,994 for the same period of 1997. As a percentage of sales, gross profit increased from 30 percent in 1997 to 35 percent in 1998. The increase in gross profit as a percentage of sales is primarily the result of higher revenues. Also, in 1997, margins were affected negatively by transition related costs after the acquisition from Elan Pharma.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses from continuing operations for the three months ended June 30, 1998 decreased three percent to $522,083 from $537,891 for the same period of 1997. The decrease in sales and marketing expenses is primarily the result of the discontinuation of the development of infant formula. In addition, in 1998, there was no amortization charges associated with goodwill resulting from the acquisition from Elan Pharma as the entire outstanding balance of goodwill was charged to operations in December 1997. These lower costs were offset by higher personnel costs reflecting the expansion of sales efforts in the Critical Care Division. Expressed as a percentage of net sales, selling, general and administrative expenses were 36 percent and 79 percent for the three months ended June 30, 1998 and 1997, respectively. In addition to the reasons for the decline in costs discussed above, the percentage decrease is the result of economies of scale arising from the relatively fixed nature of certain of the Company's selling, general and administrative expenses, which have increased slowly in comparison to the increase in overall sales.

     RESEARCH AND DEVELOPMENT. Research and development costs from continuing operations for the three-month period ended June 30, 1998 decreased 74 percent to $31,314 from $118,234 incurred in same period of 1997. The decrease is primarily the result of the discontinuation of the development of infant formula in 1998. Research and development expenses are expected to continue at a low level for the remaining quarters of 1998.

     OTHER EXPENSES. Other expenses for the three-month period ended June 30, 1998 increased to $31,904 from $11,288 for the same period of 1997. The Company had a higher balance invested in short term investments in 1997 resulting from proceeds received in its 1996 public stock offering. Interest expense is expected to drop to zero upon the closing of the sale of the Company's pump and plastic disposables business and the concurrent settlement of the Elan promissory note.

SIX MONTHS ENDED JUNE 30, 1998 AND 1997

     NET SALES. Net sales from continuing operations for the six months ended June 30, 1998 totaled $2,861,478 compared to $1,444,410 for the same period of 1997, an increase of 98 percent. The growth in sales is the result of increases in sales of both the Elan Acquired Products and Critical Care Division products and is attributable to the addition of new customers, growth in orders from existing customers and a greater number of products available for sale in the 1998 period.

     GROSS PROFIT. Gross profit from continuing operations for the six months ended June 30, 1998 increased to $976,610 compared to $469,814 for the same period of 1997. As a percentage of sales, gross profit increased slightly to 34 percent in 1998. The increase in gross profit as a percentage of sales is primarily the result of higher revenues.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses from continuing operations for the six months ended June 30, 1998 decreased 13 percent to $953,355 from $1,095,689 for the same period of 1997. The decrease in sales and marketing expense is primarily the result of the discontinuation of the development of infant formula. In addition, in 1998, there was no amortization charges associated with goodwill resulting from the acquisition from Elan Pharma as the entire outstanding balance of goodwill was charged to operations in December 1997. These lower costs were offset by higher personnel costs reflecting the expansion of sales efforts in the Critical Care Division. Expressed as a percentage of net sales, selling, general and administrative expenses were 33 percent and 76 percent for the six months ended June 30, 1998 and 1997, respectively. In addition to the reasons for the decline in costs discussed above, the percentage decrease is the result of economies of scale arising from the relatively fixed nature of certain of the Company's selling, general and administrative expenses, which have increased slowly in comparison to the increase in overall sales.

     RESEARCH AND DEVELOPMENT. Research and development costs from continuing operations for the six-month period ended June 30, 1998 decreased 76 percent to $57,024 from $235,425 incurred in same period of 1997. The decrease is primarily the result of the discontinuation of the development of infant formula in 1998. Research and development expenses are expected to continue at a low level for the remaining quarters of 1998.

     OTHER EXPENSES. Other expenses for the six-month period ended June 30, 1998 increased to $68,584 from $4,027 for the same period of 1997. The Company had a higher balance invested in short term investments in 1997 resulting from proceeds received in its 1996 public stock offering. Interest expense is expected to drop to zero upon the closing of the sale of the Company's pump and plastic disposables business and the concurrent settlement of the Elan promissory note.

DISCONTINUED OPERATIONS

     As discussed above, the Company transferred its private label adult nutrition supplement business to Agrilink effective May 1, 1998. This segment of the Company's business, active since late 1995, generated revenues of approximately $1.1 million in the first six months of 1997 and $919,000 for the same period of 1998. In the six-month period ended June 30, 1997 the operating losses from the discontinued operations were approximately $43,300 compared to a gain of $31,000 for the same period of 1998.

YEAR 2000 ISSUE

     The Company has initiated an internal review to determine if any computer programs used by the Company have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000 ("Year 2000 Issue").
Since the Company utilizes current generation off-the-shelf software for its contact management and accounting systems, the Company expects its exposure risk to be minimal.

     The Company utilizes contract manufacturers to produce its products and relies upon various common carriers and warehouses and wholesalers to distribute its products. The Company believes that the Year 2000 Issue, insofar as production is concerned, can be mitigated somewhat by carrying larger than normal quantities of inventory on-hand. The higher inventory levels are not expected to have a significant impact on the Company's liquidity. The Company expects to communicate with its significant manufacturers and distributors regarding the Year 2000 Issue, as needed, to determine its exposure and steps needed to mitigate this exposure.

There can be no assurance that the systems of other companies on which the Company relies for manufacturing and distributing its products will be converted in a timely manner. Delays in necessary conversions by these suppliers and distributors could have an adverse effect on the operations of the Company and its ability to continue to service the needs of its customers.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has incurred net losses and negative cash flows from operations. The Company raised capital used in operations through a public offering of its Common Stock in 1996 in which the Company sold 1,437,500 shares of Common Stock at $3.50 per share. Net proceeds to the Company, after deducting all offering costs, totaled $4.24 million. Unused funds are invested in U.S. Treasury backed funds with maturities ranging under eight months. Prior to the initial public offering, the Company had raised approximately $2.8 million through the private placement of its Common Stock.

     The Company's net cash provided by operations for the six-month period ended June 30, 1998, totaled $791,000, compared with cash used in operations of $1,306,000 for the same period of 1997. Cash and cash equivalents as of June 30, 1998 totaled approximately $2,379,000. Accounts receivable decreased during the six-month period ended June 30, 1998 by approximately $399,000 due to improvement in collections and discontinuation of product lines. Inventories decreased by approximately $800,000, offset by a decrease of approximately $292,000 in accounts payable. The inventory and accounts payable decrease are attributable to the discontinuation of the private label adult nutrition supplement business announced in January of 1998, and the disposition, in the ordinary course of business, of the related inventory.

     The Company made additions to equipment in 1998, primarily for the placement of leased pumps with customers who purchase tubing and accessories. Capital expenditures over the balance of 1998 is expected to be lower as pump placement will be discontinued once Zevex assumes responsibility for this activity prospectively under the marketing agreement discussed earlier.

     As discussed in Part II, Item 1, the Company has been named as a defendant in two patent infringement lawsuits. It is not possible at this time to predict the outcome of these lawsuits, including whether the Company will have to cease selling the products in question, or to estimate the amount or range of potential loss, if any.

     The Company expects that the existing cash balances will be sufficient to fund the operations of the Company through 1998. However, the Company's future liquidity and capital requirements will depend on numerous factors including competition, the extent to which the Company's products gain market acceptance and the costs and timing of expansion of sales, marketing and product development activities. There can be no assurance that the Company will not be required to raise additional capital before the end of 1998, or any time thereafter, or that such capital will be available on acceptable terms, or at all.

                            PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In August 1995, the Company was named as a defendant in a patent infringement lawsuit brought by Novartis Nutrition ("Novartis"), formerly Sandoz Nutrition Corporation, in the United States District Court for the District of Minnesota. The complaint asserts that one of the Company's products, L-Emental-TM- Plus, infringes on two patents held by Novartis and asks for relief in the form of an injunction that would prevent the Company from selling the product as well as damages of an unspecified amount. Both patents were issued subsequent to the Company's introduction of L-Emental Plus. The Company responded with a counterclaim seeking a declaration of invalidity, unenforceability, non-infringement and inventorship of the subject patents. A court order stayed the litigation pending a reexamination by the United States Patent and Trademark Office of both patents. On August 13, 1997, the Company received notification that the United States Patent and Trademark Office will issue the two patents under review. The litigation, which was stayed pending this determination, has resumed, and the Company intends to continue to vigorously defend against the claim. Sales of L-Emental Plus constituted $298,000, or 40 percent, $497,000, or 41 percent, and $431,000, or 10.5 percent of the Company's net sales in 1995, 1996 and 1997, respectively. Net sales of L-Emental Plus in the first six months of 1998 were $130,000. It is not possible at this time to predict the outcome of the lawsuit, including whether the Company will have to cease selling L-Emental Plus, or to estimate the amount or range of potential loss, if any. To date, no injunction has been issued.

     In November 1997, the Company was named as a defendant in a patent infringement lawsuit brought by Nestl Clinical Nutrition ("Nestl") in the United States District Court for the Northern District of Illinois. The suit asserts that one of the Company's products, Pro-Peptide-TM- For Kids, infringes on a patent held by Nestle and asks for relief in the form of an injunction that would prevent the Company from selling the product as well as damages of an unspecified amount. Sales of Pro-Peptide For Kids, introduced in May 1997, constituted $134,000, or three percent, of the Company's net sales in 1997. In the first six months of 1998, sales of Pro-Peptide For Kids were $107,000. It is not possible at this time to predict the outcome of the lawsuit, including whether the Company will have to cease selling Pro-Peptide For Kids, or to estimate the amount or range of potential loss, if any. To date, no injunction has been issued.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

          REPORT OF SALES OF SECURITIES AND USE OF PROCEEDS THEREFROM

     The Company had an initial public offering (Securities Act Registration number 333-9999) that commenced September 26, 1996 and terminated with the sale of 1,437,500 shares of its common stock, par value $.01, at a price of $3.50 per share. Total net proceeds from the offering were $4,237,000. Such proceeds are being used as follows:

                                  USE OF PROCEEDS*

          Purchase and installation of equipment         $  363,000
          Research and Development                          479,000
          Sales and Marketing                             1,789,000
          Temporary Investments (U.S. Treasury Bills)     1,606,000
                                                         ----------
                         Total                           $4,237,000
                                                         ----------

*None of such payments were made to the Company's directors and officers or their respective associates, beneficial owners of ten percent or more of the Company's common stock or affiliates of the Company

     The Board of Directors of the Company authorized a one-for-four reverse stock split effective June 10, 1998. As a result of the reverse split, the par value of the Company's stock increased to $.04 per share and the total number of authorized shares and outstanding shares were proportionately reduced. Because cash was paid in lieu of the issuance of fractional shares that resulted from the reverse stock split, the total number of common stock outstanding decreased by five shares.

ITEM 5.  OTHER INFORMATION

     On April 1, 1998, the Company received notice from the Nasdaq Stock Market (SM) that the Company's Common Stock was not in compliance with the minimum bid price requirement of $1.00 per share, pursuant to NASD Marketplace Rule 4310 (c) (4), which became effective February 23, 1998. The Company completed a one-for-four reverse stock split effective June 10, 1998.
 Since this date the Company's common stock has maintained a minimum bid price of $1 and, as a result, the Company has regained compliance with the minimum bid price requirement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a) The following exhibits are included with this quarterly report on Form 10-QSB as required by Item 601 of Regulation S-B.

          Exhibit
          NUMBER                     DESCRIPTION
          ------                     -----------
          2.1       Asset Purchase Agreement between ZEVEX, Inc. and Nutrition
                    Medical, Inc. dated July 27, 1998.
          3.1       Second Amended and Restated Articles of Incorporation, as
                    amended
          10.1      Marketing Agreement between ZEVEX, Inc. and Nutrition
                    Medical, Inc. dated July 27, 1998.
          27        Financial Data Schedule
          99.1      Cautionary Statement

     b)   Reports on Form 8-K.

          There were no reports on Form 8-K filed during the quarter ended June 30, 1998.

                                     SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         NUTRITION MEDICAL, INC.

     Dated:   August 13, 1998      By: /s/  Anwar H. Bhimani
                                      -----------------------------------
                                   Anwar H. Bhimani
                                   Chief Financial Officer
                                   (both on behalf of the Registrant and as
                                   principal financial officer)

                                   EXHIBIT INDEX

          Exhibit
          NUMBER                     DESCRIPTION
          -------                    -----------
            2.1         Asset Purchase Agreement between ZEVEX, Inc. and Nutrition
                        Medical, Inc. dated July 27, 1998.
            3.1         Second Amended and Restated Articles of Incorporation, as
                        amended
            10.1        Marketing Agreement between ZEVEX, Inc. and Nutrition
                        Medical, Inc. dated July 27, 1998.
            27          Financial Data Schedule
            99.1        Cautionary Statement