Form 10QSB
period 1998-09-30
NUTRITION MEDICAL INC
filed 1998-11-13
CIK 1001136

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB


[ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

              For the transition period from           to
                                             --------      --------

COMMISSION FILE NUMBER 0-22247

                             NUTRITION MEDICAL, INC.
        (Exact name of Small Business Issuer as specified in its charter)


            MINNESOTA                            41-1756256
  (State or other jurisdiction                (I.R.S. Employer
of incorporation or organization)           Identification Number)

            9850 51ST AVENUE NORTH, SUITE 110, MINNEAPOLIS, MN  55442
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

                 Yes     X                          No
                     ---------                         ---------

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

             Class                         Outstanding as of November 10, 1998
             -----                         -----------------------------------
  Common Stock, $.04 par value                       1,364,001 shares

Transitional Small Business Disclosure Format (Check one):  Yes        No   X
                                                                -----     -----

                             NUTRITION MEDICAL, INC.

                                      INDEX

                         PART I - FINANCIAL INFORMATION


                                                                      Page No.
                                                                      --------
Item 1.   Financial Statements

          Statements of Operations (Unaudited) For the Three
            and Nine Months Ended September 30, 1998 and 1997              3

          Balance Sheets (Unaudited) as of September 30, 1998
            and December 31, 1997                                          4

          Statements of Cash Flows (Unaudited) For the Nine
            Months Ended September 30, 1998 and 1997                       5

          Notes to Financial Statements (Unaudited)                        6

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            9


                         PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                               17

Item 5.   Other Information                                               17

Item 6.   Exhibits and Reports on Form 8-K                                18

Signature                                                                 19

                                   NUTRITION MEDICAL, INC.
                                  STATEMENTS OF OPERATIONS
                                         (UNAUDITED)



                                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                 SEPTEMBER 30,
                                                            -------------------------     ------------------------
                                                                1998          1997           1998          1997
                                                            ----------     ----------     ----------    -----------

Net Sales                                                   $  830,339     $1,250,646     $3,691,817    $ 2,695,056
Cost of goods sold                                             579,894        863,859      2,464,762      1,838,455
                                                            ----------     ----------     ----------    -----------
Gross profit                                                   250,445        386,787      1,227,055        856,601

Operating expenses:
  Selling, general and administrative                          577,734        699,904      1,531,089      1,795,593
  Research and development                                      19,003         88,710         76,027        324,135
                                                            ----------     ----------     ----------    -----------
                                                               596,737        788,614      1,607,116      2,119,728

Operating income (loss)                                       (346,292)      (401,827)      (380,061)    (1,263,127)

Other income (expense):
  Interest expense                                             (57,742)       (51,243)      (168,183)      (142,388)
  Interest income                                               24,135         22,006         65,992        109,124
                                                            ----------     ----------     ----------    -----------
                                                               (33,607)       (29,237)      (102,191)       (33,264)

Loss from continuing operations                               (379,899)      (431,064)      (482,252)    (1,296,391)
                                                            ----------     ----------     ----------    -----------

Discontinued operations:
  Income (loss) from discontinued operations                    (5,784)       (27,985)        25,245        (71,248)
                                                            ----------     ----------     ----------    -----------

Net income (loss)                                            $(385,683)     $(459,049)     $(457,007)   $(1,367,639)
                                                            ----------     ----------     ----------    -----------
                                                            ----------     ----------     ----------    -----------

Loss per share data (basic and diluted):
  Loss from continuing operations                                (0.28)         (0.31)         (0.35)         (0.96)
  Income (loss) from discontinued operations                     (0.00)         (0.02)          0.02          (0.05)
Net loss per share                                              $(0.28)        $(0.33)        $(0.33)        $(1.01)
                                                            ----------     ----------     ----------    -----------
                                                            ----------     ----------     ----------    -----------

Weighted average number of shares outstanding                1,364,001      1,363,756      1,364,001      1,352,814



                  See accompanying notes to financial statements

                              NUTRITION MEDICAL, INC.
                                 BALANCE SHEETS

                                                                    SEPTEMBER 30,      DECEMBER 31,
                                                                        1998               1997
                                                                    -------------      -------------
                                                                     (UNAUDITED)
ASSETS
Current assets
  Cash and cash equivalents                                         $  2,151,718       $  1,647,482
  Accounts receivable, less allowance of $53,986 in
    1998 and $31,500 in 1997                                             398,230          1,140,020
  Inventories                                                            784,513          1,615,165
  Prepaid expenses                                                        30,883             51,401
                                                                    -------------      -------------
        Total current assets                                           3,365,344          4,454,068

Equipment and office furniture, net                                    1,049,677          1,179,200
                                                                    -------------      -------------
        Total assets                                                $  4,415,021       $  5,633,268
                                                                    -------------      -------------
                                                                    -------------      -------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                  $    270,552       $    827,007
  Accrued lease costs                                                                        66,600
  Accrued payroll                                                        185,962            158,298
  Accrued expenses                                                       148,021            482,044
                                                                    -------------      -------------
      Total current liabilities                                          604,535          1,533,949

Subordinated note payable, including accrued interest                  1,957,117          1,788,934

Shareholders' equity:
  Undesignated Preferred Stock, $.04 par value:
    Authorized shares - 1,250,000
    Issued and outstanding shares - none
  Common Stock, $.04 par value:
    Authorized shares - 5,000,000 shares
    Issued and outstanding shares - 1,364,001 - 1998;
      1,364,006 --1997                                                    54,560             54,560
  Paid-in capital                                                      8,706,435          8,706,444
  Accumulated deficit                                                 (6,907,626)        (6,450,619)
                                                                    -------------      -------------
    Total shareholders' equity                                         1,853,369          2,310,385
                                                                    -------------      -------------
        Total liabilities and shareholders' equity                  $  4,415,021       $  5,633,268
                                                                    -------------      -------------
                                                                    -------------      -------------

                 See accompanying notes to financial statements

                                 NUTRITION MEDICAL, INC.
                                STATEMENTS OF CASH FLOWS
                                       (Unaudited)


                                                                           NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                     --------------------------------
                                                                         1998               1997
                                                                     ------------      --------------
OPERATING ACTIVITIES
Net loss                                                             $  (457,007)      $  (1,367,639)
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
    Depreciation and amortization                                        237,464             516,481
    Reserve for bad debts                                                 22,467
    Changes in operating assets and liabilities:
      Accounts receivable                                                719,323            (745,225)
      Inventories                                                        830,652          (1,012,667)
      Prepaid expenses                                                    20,518            (111,123)
      Accounts payable                                                  (556,455)            592,658
      Accrued liabilities                                               (204,785)             65,090
                                                                     ------------      --------------
        Net cash provided by (used in) operating activities              612,177          (2,062,425)
                                                                     ------------      --------------

INVESTING ACTIVITIES
Proceeds from sale of short-term investments                                 ---           1,671,596
Purchase of goodwill                                                         ---             (58,174)
Purchase of equipment and office furniture                              (107,941)           (275,042)
                                                                     ------------      --------------
        Net cash provided by (used in) investing activities             (107,941)          1,338,380
                                                                     ------------      --------------

FINANCING ACTIVITIES
Proceeds from issuance of common stock                                       ---               7,000
                                                                     ------------      --------------
        Net cash provided by financing activities                            ---               7,000
                                                                     ------------      --------------
        INCREASE (DECREASE) IN CASH                                      504,236            (717,045)

Cash and cash equivalents at beginning of period                       1,647,482           2,553,955
                                                                     ------------      --------------
Cash and cash equivalents at end of period                            $2,151,718          $1,836,910
                                                                     ------------      --------------
                                                                     ------------      --------------

Supplemental disclosure of noncash investment and
  financing activities
Acquisition of a business:
    Issuance of note payable                                                              $1,593,750
    Issuance of stock                                                                      3,206,250


                    See accompanying notes to financial statements

                              NUTRITION MEDICAL, INC.
                           NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The condensed financial statements as of September 30, 1998 and for the three and nine-month periods ended September 30, 1998 and 1997 included in this Form 10-QSB have been prepared by Nutrition Medical, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

     The condensed financial statements presented herein as of September 30, 1998 and for the three and nine-month periods ended September 30, 1998 and 1997 are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments and adjustments related to employee severance costs, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

2.   DISCONTINUED OPERATIONS

     The Company announced in January 1998 its intention to discontinue its private label adult nutrition supplement business and signed an agreement (the "Agrilink Agreement") to transfer the business to Agrilink Foods, Inc. ("Agrilink") effective May 1, 1998. Pursuant to the terms of the Agrilink Agreement, the Company transferred its private label supplement business customer list and unused labels to Agrilink in return for cash plus royalty payments on adult nutrition supplement products sold to such customers for the two-year period commencing on May 1, 1998. This segment of the Company's business, active since late 1995, generated revenues of approximately $1.8 million in the first nine months of 1997 and $915,000 for the same period in 1998.

3.   REVERSE STOCK SPLIT

     The Board of Directors of the Company authorized a one-for-four reverse stock split effective June 10, 1998. As a result of the reverse stock split, the par value of the Company's common and preferred stock increased to $.04 per share, and the total number of authorized shares and outstanding shares were proportionately reduced. The total number of the outstanding shares of the Company's common stock, $.04 par value ("Common Stock") decreased from 5,456,024 to 1,364,001. Comparative financial statements for the three and nine month periods ended September 30, 1998 and 1997 have been restated to reflect the reverse stock split.

4.   PRODUCT LINE SALES

AGREEMENT TO SELL THE PUMP AND PLASTIC DISPOSABLES PRODUCT LINE

     On July 27, 1998, the Company entered into an agreement with ZEVEX, Inc., a wholly-owned subsidiary of ZEVEX International, Inc. (the "ZEVEX Agreement"), to sell its pump and plastic disposables product line in exchange for $500,000 in cash and 115,000 shares of ZEVEX International, Inc. $.001 par value common stock (the "ZEVEX Shares").

     In connection with the execution of the ZEVEX Agreement, the Company and ZEVEX, Inc. entered into an exclusive marketing agreement dated July 27, 1998 (the "ZEVEX Marketing Agreement"). Pursuant to the terms of the ZEVEX Marketing Agreement, the Company granted ZEVEX, Inc. an exclusive domestic and worldwide license to market, sell, distribute and service enteral feeding pumps, delivery sets and enteral feeding tubes before the closing date of the transactions contemplated by the ZEVEX Agreement. The Company will purchase the products from product manufacturers for resale to ZEVEX, Inc. For each product sold by ZEVEX, Inc., pursuant to the ZEVEX Marketing Agreement, ZEVEX, Inc. will pay the Company the Company's actual cost of such products purchased by the Company for resale to ZEVEX, Inc., except for certain back orders of enteral feeding pumps, for which ZEVEX, Inc. has paid to the Company a non-recurring royalty payment of $40,000 for sales of such pumps.

     The Company has entered into an agreement with Elan Pharma, Inc. ("Elan Pharma") and Elan International Services Ltd. ("Elan") to cancel the promissory note dated January 13, 1997 issued by the Company to Elan Pharma in connection with the Company's purchase of certain assets from Elan Pharma pursuant to an asset purchase agreement dated January 13, 1997 (which assets currently constitute the assets used in connection with the Company's pump and plastic disposables business) and to repurchase 213,750 shares of Common Stock held by Elan in exchange for $450,000 cash, the ZEVEX Shares and a three-year warrant to purchase 50,000 shares of Common Stock at a purchase price of $3.50 per share.

     The closing of the transactions contemplated by the ZEVEX Agreement is subject to certain closing conditions, including approval by the Company's shareholders. The Company expects that a shareholder meeting to approve the sale will occur in December 1998.

AGREEMENT TO SELL THE CRITICAL CARE NUTRITION PRODUCT LINE

     On September 1, 1998, the Company and GalaGen Inc. ("GalaGen") entered into an agreement (the "GalaGen Agreement") to sell certain of the assets of the Company used in connection with the Company's critical care nutrition business. In exchange, GalaGen will assume certain liabilities and pay to the Company a total purchase price of $800,000 consisting of $175,000 in cash and $625,000 worth of shares of common stock, $.01 par value, of GalaGen. In addition, GalaGen has agreed to pay the Company a royalty equal to 9% of the net sales received by GalaGen from sales of the transferred critical care products that exceed (i) $5 million during the year ended December 31, 2000,
(ii) $6 million during the year ended December 31, 2001, and (iii) $7.5 million during the year ended

December 31, 2002. The total purchase price is subject to certain adjustments as particularly set forth in the GalaGen Agreement.

     In connection with the execution of the GalaGen Agreement, the Company and GalaGen entered into a marketing agreement pursuant to which the Company granted GalaGen the right to distribute the Company's critical care products on or before December 31, 1998 (unless terminated earlier) (the "GalaGen Marketing Agreement"). Under the GalaGen Marketing Agreement, the Company has agreed to purchase critical care products from product manufacturers for resale and shipment to GalaGen at a price to be paid by GalaGen equal to the Company's invoice price from the applicable product manufacturer, plus shipping, labor and other specified costs. In addition, GalaGen has agreed to pay the Company an additional amount equal to 15% of all of GalaGen's sales of such critical care products and reimburse the Company for certain other operating expenses.

     The closing of the transactions contemplated by the GalaGen Agreement is subject to certain closing conditions, including approval by the Company's shareholders. The Company expects that a shareholder meeting to approve the sale will occur in December 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

     This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases "believes," "anticipates," "intends," "will likely result," "estimates," "projects" or similar expressions are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances after the date of such statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.
Such forward-looking statements are qualified in their entirety by the cautions and risk factors set forth under the "Cautionary Statement" filed as
Exhibit 99.1 to this Form 10-QSB.

GENERAL

     The Company develops and sells nutrition products marketed as cost-effective, generic alternatives to equivalent national brand products. Initial development focused on branded generic formulas for the critical care nutrition market. These products are sold to hospitals and other health care facilities to feed critically ill patients who cannot consume adequate nutrients orally and consequently require specialized feeding via tubes into the intestinal tract. As of September 30, 1998, the Company had developed nine such products. Critical care nutrition products are generally purchased by a relatively large customer base, which typically places orders in relatively small quantities. In 1996, the Company diversified its core business with the development and marketing of products for sale to the adult nutrition retail market and commenced development of a generic national brand infant formula.

     In January 1997, the Company purchased a line of products from Elan Pharma, Inc. ("Elan Pharma") consisting of intact protein formulas, enteral pumps and the related disposable delivery hardware (the "Elan Acquired Products"). These products appeal to the larger long-term care segment of the clinical nutrition market, while providing a wider range of products that may be offered to the existing hospital and healthcare customer base. In the fourth quarter of 1997, the Company completed a review of cash flows expected to be derived from the Elan Acquired Products. Based upon this review and analysis, the Company concluded that the intangible asset received in the Elan Pharma acquisition was impaired and, as a result, took a charge of $1.5 million to operations in 1997, thereby reducing goodwill from the Elan Pharma acquisition to zero. As a result, no goodwill amortization charges have been incurred in 1998.

     In January 1998, the Company discontinued its private label adult nutrition product business. In 1997, the private label adult nutrition product line represented 35% of Company gross sales but represented only approximately 6.8% of gross profit. The results of operations of this product line are shown as discontinued operations, separated from continuing operations in all periods for which a statement of operations is presented. The Company also announced in January 1998, that it was discontinuing its efforts to develop and market a generic national brand infant formula. In 1997, the Company incurred an estimated $300,000 in sales and marketing related costs and an equivalent amount in research and development costs related to this project.

     Effective August 31, 1998, William L. Rush resigned as a director, Chairman of the Board, Chief Executive Officer and President of the Company. Currently, the Company has five full-time employees engaged in general corporate and administrative functions. If the transactions with ZEVEX, Inc. and GalaGen Inc. (as discussed below) are consummated, the Company expects to retain one employee. Thereafter, the Company expects to retain additional employees, as needed, upon the Company's acquisition of other business opportunities.

SALE OF PRODUCT LINES

     The Board of Directors of the Company believes that the continued operation of the Company's businesses is unviable due to the lack of synergy between its critical care products and the enteral feeding pump and plastic disposables product lines and the inability of the Company to achieve volume sales in either market. The Company does not believe that it has a sufficient amount of cash to adequately exploit new product development opportunities and aggressively pursue marketing strategies required to drive growth in the Company's industry.

     Furthermore, the Company has accumulated net losses of approximately $6.9 million since its inception. The Board of Directors does not foresee an end to these continued losses if the Company continues in its current direction and businesses. Therefore, the Board of Directors has decided that it is in the best interest of the Company and its shareholders to discontinue its current business operations. The Board of Directors believes that shareholder value will be maximized through the sale of existing product lines comprising the Company's current business and by using the proceeds thereof to pursue the potential acquisition of other business opportunities. As a result, the Company has entered into agreements with ZEVEX, Inc., to sell its pump and plastic disposables product line, and GalaGen Inc., to sell its critical care nutrition product line.

AGREEMENT TO SELL THE PUMP AND PLASTIC DISPOSABLES PRODUCT LINE

     On July 27, 1998, the Company entered into an agreement with ZEVEX, Inc., a wholly-owned subsidiary of ZEVEX International, Inc. (the "ZEVEX Agreement"), to sell its pump and plastic disposables product line in exchange for $500,000 in cash and 115,000 shares of ZEVEX International, Inc. $.001 par value common stock (the "ZEVEX Shares").

     In connection with the execution of the ZEVEX Agreement, the Company and ZEVEX, Inc. entered into an exclusive marketing agreement dated July 27, 1998 (the "ZEVEX Marketing Agreement"). Pursuant to the terms of the ZEVEX Marketing Agreement, the Company granted ZEVEX, Inc. an exclusive domestic and worldwide license to market, sell, distribute and service enteral feeding pumps, delivery sets and enteral feeding tubes before the closing date of the transactions contemplated by the ZEVEX Agreement. The Company will purchase the products from product manufacturers for resale to ZEVEX, Inc. For each product sold by ZEVEX, Inc., pursuant to the ZEVEX Marketing Agreement, ZEVEX, Inc. will pay the Company the Company's actual cost of such products purchased by the Company for resale to ZEVEX, Inc., except for certain back orders of enteral feeding pumps for which ZEVEX, Inc. has paid to the Company a non-recurring royalty payment of $40,000 for sales of such pumps.

     The Company has entered into an agreement with Elan Pharma, Inc. ("Elan Pharma") and Elan International Services Ltd. ("Elan") to cancel the promissory note dated January 13, 1997 issued by the Company to Elan Pharma in connection with the Company's purchase of certain assets from Elan Pharma pursuant to an asset purchase agreement dated January 13, 1997 (which assets currently constitute the assets used in connection with the Company's pump and plastic disposables business) and to repurchase 213,750 shares of Common Stock held by Elan in exchange for $450,000 cash, the ZEVEX Shares and a three-year warrant to purchase 50,000 shares of Common Stock at a purchase price of $3.50 per share.

     The closing of the transactions contemplated by the ZEVEX Agreement is subject to certain closing conditions, including approval by the Company's shareholders. The Company expects that a shareholder meeting to approve the sale will occur in December 1998.

AGREEMENT TO SELL CRITICAL CARE NUTRITION PRODUCT LINE

     On September 1, 1998, the Company and GalaGen Inc. ("GalaGen") entered into an agreement (the "GalaGen Agreement") to sell certain of the assets of the Company used in connection with the Company's critical care nutrition business. In exchange, GalaGen will assume certain liabilities and pay to the Company a total purchase price of $800,000 consisting of $175,000 in cash and $625,000 worth of shares of common stock, $.01 par value, of GalaGen. In addition, GalaGen has agreed to pay the Company a royalty equal to 9% of the net sales received by GalaGen from sales of the transferred critical care products that exceed (i) $5 million during the year ended December 31, 2000,
(ii) $6 million during the year ended December 31, 2001, and (iii) $7.5 million during the year ended December 31, 2002. The total purchase price is subject to certain adjustments as particularly set forth in the GalaGen Agreement.

     In connection with the execution of the GalaGen Agreement, the Company and GalaGen entered into a marketing agreement pursuant to which the Company granted GalaGen the right to distribute the Company's critical care products on or before December 31, 1998 (unless terminated earlier) (the "GalaGen Marketing Agreement"). Under the GalaGen Marketing Agreement, the Company has agreed to purchase critical care products from product manufacturers for resale and shipment to GalaGen at a price to be paid by GalaGen equal to the Company's invoice price from the applicable product manufacturer, plus shipping, labor and other specified costs. In addition, GalaGen has agreed to pay the Company an additional amount equal to 15% of all of GalaGen's sales of such critical care products and reimburse the Company for certain other operating expenses.

     The closing of the transactions contemplated by the GalaGen Agreement is subject to certain closing conditions, including approval by the Company's shareholders. The Company expects that a shareholder meeting to approve the sale will occur in December 1998.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     NET SALES. Net sales from continuing operations for the three-month period ended September 30, 1998 totaled $830,339 compared to $1,250,646 for the same period in 1997, a decrease of 34 percent. This decrease is attributable to lower sales prices for products sold by the Company under the ZEVEX Marketing Agreement and GalaGen Marketing Agreement. Since product marketing and sales to customers will be performed primarily by ZEVEX, Inc. and GalaGen pursuant to the ZEVEX Marketing Agreement and GalaGen Marketing Agreement, respectively, the Company believes that it will be able to reduce overall related operating expenses and inventory levels during the fourth quarter of 1998 prior to the closing of the applicable sale transactions under the ZEVEX Agreement and GalaGen Agreement.

     GROSS PROFIT. Gross profit from continuing operations for the three months ended September 30, 1998 decreased to $250,445 compared to $386,787 for the same period in 1997. The decrease is related to lower sales prices of products sold by the Company pursuant to the ZEVEX Marketing Agreement and GalaGen Marketing Agreement. Despite lower sales prices, gross profit remained relatively consistent decreasing to 30 percent of sales in 1998 from 31 percent of sales in 1997, when margins were affected negatively by transition related costs related to the acquisition of the Elan Pharma product lines. In addition, gross profit for the three months ended September 30, 1998 remained relatively consistent due, in part, to a non-recurring royalty payment of $40,000 paid by ZEVEX, Inc. to the Company without any corresponding expenses incurred by the Company. Gross profit as a percentage of sales as well as gross profit contribution are expected to decrease in the fourth quarter of 1998 as a result of the lower sales price of products sold by the Company pursuant to the ZEVEX Marketing Agreement and GalaGen Marketing Agreement.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses from continuing operations for the three months ended September 30, 1998 decreased 17 percent to $577,734 from $699,904 for the same period in 1997. The decrease in sales and marketing expenses is primarily the result of the discontinuation of the development of infant formula and expense reductions related to sales of Company products pursuant to the ZEVEX Marketing Agreement and GalaGen Marketing Agreement, offset by non-recurring employee severance costs of approximately $150,000. In addition, there was no acquisition amortization charge in 1998 associated with goodwill resulting from the Elan Pharma acquisition since the entire outstanding balance of goodwill was charged to operations in December 1997. Expressed as a percentage of net sales, selling, general and administrative expenses were 70 percent and 56 percent for the three months ended September 30, 1998 and 1997, respectively. The Company expects that fourth quarter expenses will also decline as a result of reductions implemented in the third quarter relating to the sale of Company products pursuant to the ZEVEX Marketing Agreement and GalaGen Marketing Agreement.

     RESEARCH AND DEVELOPMENT. Research and development costs from continuing operations for the three-month period ended September 30, 1998 decreased 79 percent to $19,003 from $88,710 incurred in same period in 1997. The decrease is primarily the result of the discontinuation of the development of infant formula in 1998. Research and development expenses are expected to continue at a low level during the fourth quarter of 1998 reflecting costs associated with maintenance of existing Company products.

     OTHER EXPENSES. Other expenses for the three-month period ended September 30, 1998 increased to $33,607 from $29,237 for the same period in 1997, due to higher interest expense incurred by the Company. Interest expense is expected to equal zero upon the closing of the sale to ZEVEX, Inc. of the Company's pump and plastic disposables business and the cancellation of the promissory note dated January 13, 1997 issued by the Company to Elan Pharma.

NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     NET SALES. Net sales from continuing operations for the nine months ended September 30, 1998 totaled $3,691,817 compared to $2,695,056 for the same period in 1997, an increase of 37 percent. The growth in sales is primarily the result of sales increases in the first six months of 1998, attributable to the addition of new customers, growth in orders from existing customers and a greater number of products available for sale in the 1998 period, offset by the third quarter sales decrease related to sale of Company products pursuant to the ZEVEX Marketing Agreement and GalaGen Marketing Agreement.

     GROSS PROFIT. Gross profit from continuing operations for the nine months ended September 30, 1998 increased to $1,227,055 compared to $856,601 for the same period in 1997. As a percentage of sales, gross profit increased to 33 percent in 1998. The increase in gross profit as a percentage of sales is primarily the result of increased Company sales during the first six months of 1998, offset by a decrease in gross profit during the third quarter of 1998 due to sales of Company products pursuant to the ZEVEX Marketing Agreement and the GalaGen Marketing Agreement.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses from continuing operations for the nine months ended September 30, 1998 decreased 15 percent to $1,531,089 from $1,795,593 for the same period in 1997. The decrease in sales and marketing expense is primarily the result of the discontinuation of the development of infant formula and expense reductions in the third quarter of 1998 related to sales of Company products pursuant to the ZEVEX Marketing Agreement and GalaGen Marketing Agreement.
In addition, there were no amortization charges in 1998 associated with goodwill resulting from the Elan Pharma acquisition as the entire outstanding balance of goodwill was charged to operations in December 1997. These lower costs were offset by higher personnel costs reflecting the expansion of sales efforts during the first six months of 1998 and non-recurring employee severance costs incurred during the third quarter of 1998. Expressed as a percentage of net sales, selling, general and administrative expenses were 41 percent and 67 percent for the nine months ended September 30, 1998 and 1997, respectively. This percentage decrease was the result of lower product sales by the Company during the third quarter of 1998 and economies of scale arising from the fixed nature of certain of the Company's selling, general and administrative expenses relative to sales of Company products during the first six months of 1998.

     RESEARCH AND DEVELOPMENT. Research and development costs from continuing operations for the nine-month period ended September 30, 1998 decreased 77 percent to $76,027 from $324,135 incurred in same period in 1997. The decrease is primarily the result of the discontinuation of the development of infant formula in 1998. Research and development expenses are expected to continue at a low level in the fourth quarter of 1998.

     OTHER EXPENSES. Other expenses for the nine-month period ended September 30, 1998 increased to $102,191 from $33,264 for the same period in 1997. The Company had a higher balance invested in short-term investments in 1997 resulting from proceeds received in its 1996 public stock offering. In addition, interest expense for the 1998 period is higher as a result of the increased accrued interest on the outstanding principal amount payable by the Company to Elan Pharma pursuant to the promissory note dated January 13, 1997 (the "Promissory Note"). Interest expense is expected to be zero upon the closing of the transaction contemplated by the ZEVEX Agreement and the cancellation of the Promissory Note.

DISCONTINUED OPERATIONS

     As discussed above, the Company transferred its private label adult nutrition supplement business to Agrilink effective May 1, 1998. This segment of the Company's business, active since late 1995, generated revenues of approximately $1.8 million in the first nine months of 1997 and $915,000 for the same period of 1998. In the nine-month period ended September 30, 1997, the operating losses from the discontinued operations were approximately $71,200 compared to a gain of $25,000 for the same period of 1998.

YEAR 2000 ISSUE

     The Company is addressing the issues associated with computing difficulties that may affect existing computer systems as a result of programming code malfunction in distinguishing 21st century dates from 20th century dates (the "Year 2000") issue. The Year 2000 issue is a pervasive problem affecting many information technology systems and embedded technologies in all industries. The Company has reviewed its internal financial and other process control systems in order to assess and remediate Year 2000 concerns.

     The Company's information technology (IT) systems consist of computer hardware systems and software supplied by third parties. The Company utilizes current generation off-the-shelf software for its contact management and accounting systems. As a result, the Company expects its exposure to be minimal since such software has been determined by the Company to be Year 2000 compliant.

     The Company's assessment of internal systems includes a review of noninformation technology (nonIT) systems (systems that contain embedded technology in process control equipment containing microprocessors or other similar circuitry). This assessment includes a review of the Company's internal equipment and facilities (including building maintenance, security, electrical, lighting, fire protection, telephone, heating and cooling systems). Based upon this review, the Company believes that its non information technology systems and equipment are Year 2000 compliant.

     The Company's current plans, as previously discussed, involve the discontinuation of its core business and the pursuit of new investment opportunities. A fundamental aspect of due diligence with any potential acquisition candidate will include a comprehensive review of any Year 2000 exposure.

     In the event that the proposed sales of the Company's current product lines contemplated by the ZEVEX Agreement and GalaGen Agreement are not consummated, the Company has reviewed areas of external Year 2000 exposure associated with the continuation of its business operations. The Company utilizes contract manufacturers to produce its products and relies upon various common carriers and wholesalers to distribute its products. To date, the Company has not identified any external Year 2000 exposure areas. The Company believes that the Year 2000 issue, if any, insofar as production is concerned, can be mitigated somewhat by carrying larger than normal quantities of inventory on-hand. The higher inventory levels would not be expected to have a significant impact on the Company's liquidity.

     The Company has incurred less than $1000 in incremental costs to address the Year 2000 issue during 1998. Since the Company has not yet identified potential business opportunity acquisitions, the Company is unable to estimate Year 2000 compliance costs arising from such business opportunity acquistions. In the event the Company does not consummate the transactions contemplated by the ZEVEX Agreement and GalaGen Agreement, the Company expects to incur no more than approximately $2,500 in 1999. The actual cost, however, could exceed these estimates. These costs are not expected to have a material affect on the Company's financial position, results of operations, or cash flows.

     The Company has not yet developed a contingency plan to provide for continuity of normal business operations in the event the Company continues its current business operations and the other described problem scenarios arise, but will assess the need to develop such a plan immediately if the transactions contemplated by the ZEVEX Agreement and GalaGen Agreement do not close prior to December 31, 1998. Assuming no major disruption in service from critical third party providers, the Company believes that it will be able to manage the Year 2000 transition without any material affect on the Company's results of operations or financial position. There can be no assurance, however, that unexpected difficulties will not arise and, if so, that the Company will be able to timely develop and implement a contingency plan.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has incurred net losses and negative cash flows from operations. The Company raised capital used in operations through a public offering of its Common Stock in 1996 in which the Company sold 1,437,500 shares of Common Stock at $3.50 per share (359,375 shares and $14.00 respectively as adjusted for the 1998 reverse stock split). Net proceeds to the Company, after deducting all offering costs, totaled $4.24 million. Unused funds are invested in U.S. Treasury backed funds with maturities ranging under eight months. Prior to the initial public offering, the Company had raised approximately $2.8 million through the private placement of its Common Stock.

     The Company's net cash provided by operations for the nine-month period ended September 30, 1998, totaled $612,177, compared with cash used in operations of $2,062,425 for the same period in 1997. Cash and cash equivalents as of September 30, 1998 totaled $2,151,178. Accounts receivable decreased during the nine-month period ended September 30, 1998 by approximately $719,000 due to improvement in collections and discontinuation of product lines. Inventories decreased by approximately $831,000, offset by a decrease of approximately $556,000 in accounts payable. The inventory and accounts payable decrease are attributable to the discontinuation of the private label adult nutrition supplement business announced in January 1998, and the disposition, in the ordinary course of business, of the related inventory. In addition, the Company has slowed replenishment of certain products in anticipation of the sale of its product lines pursuant to the ZEVEX Agreement and GalaGen Agreement.

     The Company made additions to equipment in 1998, primarily for the placement of leased pumps with customers who purchase tubing and accessories. Capital expenditures over the balance of 1998 is expected to be lower as pump placement will be discontinued since ZEVEX, Inc. has assumed responsibility for this activity under the ZEVEX Marketing Agreement.

     As discussed in Part II, Item 1, the Company has been named as a defendant in a patent infringement lawsuit brought on by Novartis Nutrition, formerly Sandoz Nutrition Corporation. It is not possible at this time to predict the outcome of this lawsuit, including whether the Company will have to cease selling L-Emental-TM- Plus, the product in question, or to estimate the amount or range of potential loss, if any.

     The Company expects that the existing cash balances will be sufficient to fund the operations of the Company through 1998. The Company is unable to assess the Company's future liquidity and capital requirements due to the Company's stated desire to enter into different business opportunities that have not been currently identified. In the event the closings of the transactions contemplated by the ZEVEX Agreement and GalaGen Agreement do not occur, the Company's future liquidity and capital requirements to continue its current business operations will depend on numerous factors including competition, the extent to which the Company's products gain market acceptance and the costs and timing of expansion of sales, marketing and product development activities. There can be no assurance that the Company will not be required to raise additional capital before the end of 1998, or any time thereafter, or that such capital will be available on acceptable terms, or at all.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In August 1995, the Company was named as a defendant in a patent infringement lawsuit brought by Novartis Nutrition ("Novartis"), formerly Sandoz Nutrition Corporation, in the United States District Court for the District of Minnesota. The complaint asserts that one of the Company's products, L-Emental-TM- Plus, infringes two patents held by Novartis and asks for relief in the form of an injunction that would prevent the Company from selling the product as well as damages of an unspecified amount. Both patents were issued subsequent to the Company's introduction of L-Emental Plus. The Company responded with a counterclaim seeking a declaration of invalidity, unenforceability, non-infringement and inventorship of the subject patents. The Company has vigorously defended itself against the claim. Sales of L-Emental Plus constituted approximately $298,000, or 40 percent, $497,000, or 41 percent, and $431,000, or 10.5 percent of the Company's net sales in 1995, 1996 and 1997, respectively. Net sales of L-Emental Plus in the first nine months of 1998 were approximately $214,000. It is not possible at this time to predict the outcome of the lawsuit, including whether the Company will have to cease selling L-Emental Plus, or to estimate the amount or range of potential loss, if any. The court denied a motion by Novartis to attach Company assets pending resolution of the lawsuit.

     In November 1997, the Company was named as a defendant in a patent infringement lawsuit brought by Nestle Clinical Nutrition ("Nestle") in the United States District Court for the Northern District of Illinois. The suit asserts that one of the Company's products, Pro-Peptide-TM- For Kids, infringes on a patent held by Nestle and asks for relief in the form of an injunction that would prevent the Company from selling the product as well as damages of an unspecified amount. The suit was settled effective October 5, 1998 and the lawsuit was dismissed. Under terms of the settlement, the Company agreed, among other items, to adjust its formula for its product Pro-Peptide-TM- For Kids.

ITEM 5.  OTHER INFORMATION

     On November 6, 1998, the Company received notice from the Nasdaq Stock Market(-SM-) that the Company's Common Stock was not in compliance with the minimum bid price requirement of $1.00 per share, pursuant to NASD Marketplace Rule 4310(c)(4). Company management is currently assessing potential actions to bring the Company in compliance with Rule 4310(c)(4).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a) The following exhibits are included with this quarterly report on Form 10-QSB as required by Item 601 of Regulation S-B.

Exhibit
Number                     Description
-------                    -----------

 2.1 Asset Purchase Agreement between GalaGen Inc. and Nutrition Medical, Inc. dated September 1, 1998.
10.1 Marketing Agreement between GalaGen Inc. and NutritionMedical, Inc. dated September 1, 1998.
11.1    Statement of Computation of Earnings (Loss) Per Share
27      Financial Data Schedule
99.1    Cautionary Statement

     b)   Reports on Form 8-K.

     There were no reports on Form 8-K filed during the quarter ended September 30, 1998.

                                  SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NUTRITION MEDICAL, INC.

Dated:   November 13, 1998             By:  /s/ Richard J. Hegstrand
                                           -------------------------
                                           Richard  J. Hegstrand
                                           Chief Operating Officer
                                           (both on behalf of the Registrant
                                           and as principal financial officer)

                                EXHIBIT INDEX


Exhibit
Number                     Description
-------                    -----------
2.1      Asset Purchase Agreement between GalaGen Inc. and Nutrition Medical,
         Inc. dated September 1, 1998.
         Schedule 1.      Products
         Schedule 1.1(b)  Fixed Assets
         Schedule 1.1(j)  Intellectual Property
         Schedule 1.1(k)  Licenses and Permits
         Schedule 1.2     Purchase Money Security Interests
         Schedule 8.5     Actions, Suites, Proceedings
         Schedule 8.8     Inventory Locations
         Schedule 8.9     Contracts
         Schedule 8.10(e) Judgments, Orders, Consent Decrees or Settlement
                          Agreements Affecting the Products
         Schedule 14.7    Office Space Costs
         Exhibit A        Form of Marketing Agreement

10.1     Marketing Agreement between GalaGen Inc. and Nutrition Medical, Inc.
         dated September 1, 1998.
11.1     Statement of Computation of Earnings (Loss) Per Share
27       Financial Data Schedule
99.1     Cautionary Statement
