Form 10KSB
period 1998-12-31
NM HOLDINGS INC
filed 1999-03-30
CIK 1001136

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                    FORM 10-KSB

     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended:  December 31, 1998
                                        --------------------------

     [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                               Commission File Number: 0-22247
                                                       -------

                                 NM HOLDINGS, INC.
            -----------------------------------------------------------
                   (Name of small business issuer in its charter)

          Minnesota                                         41-1756256
  -----------------------------------------------------------------------------
  (State or other jurisdiction                              (I.R.S. Employer
  of incorporation or organization)                         Identification No.)

             9850 51st Avenue North, Suite 110, Minneapolis, MN  55442
            ------------------------------------------------------------
            (Address of principal executive offices)          (Zip Code)

                     Issuer's telephone number:  (612) 551-9595
                                                ----------------

Securities registered under Section 12(b) of the Exchange Act:

                                        None
                  ------------------------------------------------
                                  (Title of class)

Securities registered under Section 12(g) of the Exchange Act:

                            Common Stock, $.04 par value
                 -------------------------------------------------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $4,926,765
                                                          -----------

On March 22, 1999, and based on the average bid and asked prices as of that date, the aggregate market value of the voting stock held by non-affiliates of the issuer was $4,216,694.

The number of shares outstanding of the registrant's common stock, $.04 par value, as of March 22, 1999 was 1,150,251 shares.

Transitional Small Business Disclosure Format:  Yes      No   X

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

     NM Holdings, Inc. (the "Company" or "Registrant") was incorporated under the laws of the State of Minnesota in July 1993, under the name "Nutrition Medical, Inc." On December 22, 1998, the Company's shareholders approved a proposal to change the Company's name from Nutrition Medical, Inc. to NM Holdings, Inc. The Company's executive offices are located at 9850 51st Avenue North, Suite 110, Minneapolis, Minnesota 55442.

     Prior to December 23, 1998, the Company developed and sold generic critical care formulas and related delivery equipment and accessories (i.e., feeding pumps and plastic disposables) for the hospital, nursing home and home health care markets, as well as a line of retail private label adult nutrition products for sale through retail chains. On December 23, 1998, the Company completed a series of transactions resulting in the sale of substantially all its product lines and assets used in connection with the critical care business and adult nutrition product business. The Company does not currently conduct any active business operations. The Company intends to use its existing cash resources, together with debt or equity financing that may be available, to pursue a business combination with another entity engaged in other lines of business.

DISCONTINUED OPERATIONS

     The Company's original core business consisted of developing and marketing a line of clinical nutrition products to hospitals and other healthcare facilities as a cost-effective alternative to brand-name products. In late 1995, the Company diversified its core business through the development and marketing of a private label adult nutrition supplement product line for sale to retail chains, using the retailers' proprietary store-brand labels. In addition, in 1996 the Company commenced development of a generic infant formula product for distribution through these retail chains. In January 1997, the Company attempted to augment its clinical nutrition product line by acquiring from Elan Pharma, Inc. ("Elan"), a United States subsidiary of Ireland-based Elan Corporation PLC., a line of enteral (feeding tube) pumps, related plastic disposables and nutrition formula products (the "Elan Product Line"). In exchange for the Elan Product Line, the Company issued to Elan a $3 million subordinated promissory note and 213,750 shares of the Company's common stock.

     During 1996 and 1997, the Company incurred significant expenses related to the development of the generic infant formula product. In January 1998, unable to successfully complete a marketable product, the Company announced its decision to suspend further development efforts of its generic infant formula product. Also in January 1998, the Company announced its intention to discontinue its private label adult nutrition product business. Although the revenues generated from these products continued to grow, the development and maintenance of a retail distribution network for these products required a disproportionate amount of working capital. As a result, the Company did not maintain competitive profit margins. On May 1, 1998, the Company transferred to Agrilink Foods, Inc. ("Agrilink"), a New York corporation, its private label adult nutrition business in return for (i) cash in an amount equal to the Company's cost for the inventory and labels used in such business, (ii) cash in the amount of $18,000 for the Company's label development costs, and
(iii) royalty payments on private label adult nutrition products sold by Agrilink for the two-year period commencing May 1, 1998.

     Since its inception, the Company also incurred losses in its core critical care nutrition business. Although the gross margins from its critical care nutrition business were competitive, the Company had to increase sales to cover its fixed operating expenses. In an attempt to broaden its market presence, the Company developed several new critical care products and acquired the Elan Product Line, as described above. Company management concluded that although revenues increased, the Elan Product Line lacked the desired synergy with the Company's critical care formulas. Management also concluded that the Company's inability to successfully integrate the Elan Product Line rendered the Company's financial performance objectives unattainable. Additionally, the Company experienced increased competition from larger organizations and faced the risk of product obsolescence due to the limited amount of available research and development funding. The patent infringement lawsuit described in "Item 3. Legal Proceedings" also adversely affected the Company's ability to market its product lines effectively.

     In addition, Company management believed that the Company had insufficient cash to adequately exploit new product development opportunities and aggressively pursue marketing strategies required to achieve growth in the

                               Page 3 of 19 pages
applicable markets. Furthermore, the Company had accumulated net losses in excess of $6 million since inception. Company management did not foresee an end to these continued losses if the Company continued in its current direction and businesses. In light of the foregoing, the Board of Directors determined that it was in the best interest of the Company and its shareholders to discontinue the Company's critical care nutrition business operations. The Board of Directors believed that the Company would maximize shareholder value by selling the assets comprising the Company's current businesses and using the proceeds to settle outstanding debt incurred from the Elan Product Line purchase and to pursue an acquisition transaction with another entity engaged in other lines of business.

     In July 1998, the Company entered into an agreement to sell its pumps and plastic disposables assets to ZEVEX, Inc. ("ZEVEX"). In September 1998, the Company entered into an agreement to sell its critical care nutrition product assets to GalaGen Inc. ("GalaGen"). Both transactions closed on December 23, 1998, subsequent to shareholder approval received at the Company's annual meeting of shareholders on December 22, 1998. In conjunction with the ZEVEX sale, the Company entered into an agreement with Elan whereby, in exchange for substantially all of the proceeds from the ZEVEX sale and a warrant to acquire 50,000 shares of the Company's common stock for $3.50 per share, Elan canceled the outstanding balance of the subordinated promissory note, and the Company redeemed the 213,750 shares of Company common stock issued to Elan in January 1997.

     As a result of the ZEVEX and GalaGen transactions and the settlement with Novartis, described in "Item 3. Legal Proceedings," whereby the Company agreed to discontinue its L-Emental-TM- Plus product, the Company currently has no products or product-related patents or trademarks.

STRATEGIC REPOSITIONING OF THE COMPANY

     The following discussion of the Company's proposed business activities is purposefully general and is not meant to limit the Company's discretion to search for and consummate potential business opportunities.

     The Company believes that the sale of substantially all its assets and product lines, its reduction in liabilities through the cancelation of the Elan subordinated promissory note, and the reduction in the number of shares outstanding through the reacquisition of Company common stock issued to Elan will position the Company as an attractive business partner for an entity seeking a strategic combination with a publicly traded corporation. Company management and the Board of Directors believe that such a combination will serve the interests of the Company's shareholders better than a liquidation of the Company and distribution of its assets to shareholders. It is the Board of Directors' intention to pursue business combinations with entities engaged in other lines of business, using the Company's cash resources (approximately $2 million as of December 31, 1998) together with other resources. The acquisition of a business may require additional debt or equity financing. However, the Company has no current plan to obtain additional financing and no assurance can be given that such financing will be available to acquire a particular business.

     Since December 23, 1998, the Company's principal activity has been the investigation of potential acquisitions and the finalization of the discontinued operations. Day-to-day operations are administered on an as-needed basis by Richard J. Hegstrand, a consultant and the Company's acting Chief Operating Officer. The Company's Chief Executive Officer, George E. Kline, along with the Board of Directors, are overseeing the business acquisition process.

     As a result of the strategic repositioning of the Company, under the rules of The Nasdaq Stock Market the Company is deemed to be a "shell" corporation, whose sole purpose is to locate and consummate one or more acquisition transactions with other entities. Consequently, The Nasdaq Stock Market has notified the Company that it may no longer qualify for inclusion in The Nasdaq Stock Market (see "Item 5. Market for Common Equity and Related Stockholder Matters"). Pending a business acquisition by the Company, the net proceeds of the ZEVEX and GalaGen transactions, after deduction of the expenses incurred by the Company in connection therewith, will be invested in U.S. government securities.

     On March 17, 1999, the Company issued a press release announcing it had commenced negotiations with Miller, Johnson & Kuehn, Incorporated, a brokerage/clearing firm located in Minneapolis, Minnesota ("MJK") regarding an acquisition transaction. On March 25, 1999, the Company entered into an agreement with MJK Holdings, Inc., the parent company of MJK, pursuant to which MJK will merge with and into a newly formed, wholly owned subsidiary of the Company. The agreement provides that each share of capital stock of MJK Holdings, Inc. will be exchanged for 3.76378 shares of Company common stock. The closing of the transaction is subject to various closing conditions, including, but not limited to, the approval of the Company's shareholders.

RESIGNATION OF WILLIAM L. RUSH AS CHIEF EXECUTIVE OFFICER, PRESIDENT AND CHAIRMAN OF THE BOARD

                               Page 4 of 19 pages

     Effective August 31, 1998, William L. Rush resigned as a director, Chairman of the Board, Chief Executive Officer and President of the Company. Since September 1, 1998, George E. Kline has served as Chairman of the Board. On December 23, 1998, the Board of Directors appointed George E. Kline as Chief Executive Officer and President, effective January 1, 1999.

EMPLOYEES

     As of December 31, 1998, the Company had two full-time employees engaged in general corporate and administrative functions. The Company currently has no full-time employees. The Company expects to retain employees, as needed, upon the Company's acquisition of a business.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company's corporate headquarters are located at 9850 51st Avenue North, Suite 110, Minneapolis, Minnesota, 55442, in an office/warehouse facility consisting of approximately 9,500 square feet. The Company's lease expires on November 30, 2001. Monthly rent, which includes the Company's pro rata share of taxes, utilities and common area charges, is $8,800. As a result of the Company's product line sales in 1998, the space in the facility exceeds the Company's current needs. In March 1999, the Company entered into an agreement with Sentinel Real Estate Corporation ("Sentinel"), the lessor of the facility, that allows the Company to sublet substantially all of its leased space effective April 1, 1999. Additionally, the Company established a reserve in the year ended December 31, 1998, to cover the expected costs of operating the facility and any losses the Company may incur by subletting the property. In March 1999, the Company entered into a sublease agreement with U-Ship, Inc., whereby U-Ship, Inc. will assume the Company's remaining liability under the lease with Sentinel, including taxes and common area maintenance costs.

ITEM 3.  LEGAL PROCEEDINGS.

     In August 1995, the Company was named as a defendant in a patent infringement lawsuit brought by Novartis Nutrition ("Novartis"), formerly Sandoz Nutrition Corporation, in the United States District Court for the District of Minnesota. The complaint asserted that one of the Company's products, L-Emental-TM- Plus, infringed on two patents held by Novartis, and Novartis asked for relief in the form of an injunction preventing the Company from selling the product, as well as damages of an unspecified amount. The Company responded with a counterclaim seeking a declaration of invalidity, unenforceability, non-infringement and inventorship of the subject patents. On December 15, 1998, the Company entered into a Settlement and Mutual Release with Novartis whereby Novartis agreed to release all claims against the Company, and the Company paid Novartis $450,000 and agreed to discontinue production of its L-Emental-TM- Plus product. The Company recognized a charge to discontinued operations in December 1998 of $513,816 relating to the settlement payment and the write-off of the related product inventory.

     In November 1997, the Company was named as a defendant in a patent infringement lawsuit brought by Nestle in the United States District Court for the Northern District of Illinois. The suit asserted that one of the Company's products, Pro-Peptide-TM- For Kids, infringes on a patent held by Nestle. Additional litigation against the Company was filed but not served by Nestle. Through a settlement agreement effective October 6, 1998, the parties resolved all outstanding claims between the parties. In connection with the settlement, the Company agreed to reformulate its product Pro-Peptide-TM- For Kids and to change its marketing for its product Pro-Peptide-TM- VHN.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The annual meeting of shareholders of the Company was held on December 22, 1998, at which time the following matters were approved:

1. The election of three nominees to the Board of Directors for one-year terms.

2. The Asset Purchase Agreement dated as of July 27, 1998, by and between the Company and ZEVEX, a Delaware corporation, pursuant to which the Company agreed to sell and transfer, and ZEVEX agreed to purchase and assume, certain of the assets and liabilities of the Company in connection with the Company's enteral feeding pump and plastic disposables business.

3. The Asset Purchase Agreement dated as of September 1, 1998, as amended pursuant to an Amendment Agreement dated October 28, 1998, by and between the Company and GalaGen, a Delaware corporation,


                               Page 5 of 19 pages
     pursuant to which the Company agreed to sell and transfer, and GalaGen agreed to purchase and assume, certain of the assets and liabilities of the Company in connection with the Company's critical care business.

4. An amendment to the Company's Second Restated Articles of Incorporation, as amended, changing the name of the Company to NM Holdings, Inc.

5. The appointment of Ernst & Young LLP as the independent auditors of the Company for the fiscal year ending December 31, 1998.

Proxies for the annual meeting were solicited by the Company pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and there was no solicitation in opposition to management's nominees to the Board of Directors or to management's voting recommendations on the other matters submitted to a shareholder vote at the annual meeting. All nominees for directors as listed in the proxy statement were elected. The voting results were as follows:

1.   Election of Directors:

                                       For                Withhold Authority
                                       ---                ------------------
     George E. Kline                 822,107                    1,450
     Lawrence A. Lehmkuhl            823,342                     125
     Hilding C. Nelson               823,342                     125

2. Proposal to approve the Asset Purchase Agreement between the Company and ZEVEX dated as of July 27, 1998:

     For:  822,892      Against:  75       Abstain:  500      Broker Non-vote: 0

3. Proposal to approve the Asset Purchase Agreement between the Company and GalaGen dated as of September 1, 1998, as amended:

     For:  823,217      Against:  0        Abstain:  250      Broker Non-vote: 0

4. Proposal to amend Article I of the Company's Second Restated Articles of Incorporation, as amended, changing the name of the Company to NM Holdings,
     Inc.:

     For:  821,942      Against:  1,420    Abstain:  75       Broker Non-vote: 0

5. Proposal to appoint Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 1998:

     For:  822,017      Against:  1,420    Abstain:  0        Broker Non-vote: 0

                                      PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock has traded on The Nasdaq SmallCap Market system under the symbol NMED since September 26, 1996. As of March 22, 1999, there were approximately 45 holders of record of the Company's common stock.

     On June 10, 1998, in response to a listing requirement for The Nasdaq SmallCap Market that the common stock maintain a minimum bid price of $1.00 per share, the Company effected a one-for-four reverse stock split (the "Reverse Stock Split"). Unless otherwise noted, all share numbers and per-share prices contained in this Form 10-KSB reflect the Reverse Stock Split.


                               Page 6 of 19 pages

     On November 6, 1998, the Company received notice from The Nasdaq Stock Market that the Company's common stock was not in compliance with the minimum bid price requirement of $1.00 per share, pursuant to NASD Marketplace Rule 4310(c)(4). On November 19, 1998, the Company received notice from The Nasdaq Stock Market that the Company did not maintain net tangible assets of at least $2 million as required pursuant to NASD Marketplace Rule 4310(c)(2). On December 15, 1998, the Company received notice from The Nasdaq Stock Market that it did not maintain the required minimum $1 million market value of its public float pursuant to NASD Marketplace Rule 4310(c)(7). The Company believes that subsequent to the closing of the transactions with ZEVEX and GalaGen on December 23, 1998, and as a result of certain changed market conditions related to the Company's Common Stock minimum bid price and related market capitalization, the Company is currently in compliance with these requirements for listing on The Nasdaq SmallCap Market. On January 13, 1999, the Company also received notice from The Nasdaq Stock Market that subsequent to the closing of the transactions with ZEVEX and GalaGen, the Company's status as a "shell" corporation disqualifies it for inclusion in The Nasdaq SmallCap Market pursuant to NASD Marketplace Rules 4300 and 4330. A hearing with representatives of The Nasdaq Stock Market was held on March 26, 1999, regarding this delisting action. At the hearing the Company requested a listing extension in light of its agreement with MJK Holdings, Inc. Nasdaq officials have indicated that a final determination will be made in approximately three to four weeks.

     The quotations shown below represent inter-dealer sale prices as reported by The Nasdaq SmallCap Market, without retail mark-up, mark-down or commission, and may not represent actual transactions.

           1998            High             Low
     -------------         -----            ---
     First Quarter         5 1/2            2
     Second Quarter        3 3/8            1
     Third Quarter         1 7/8            7/8
     Fourth Quarter        1 1/4            5/8
           1997            High             Low
     -------------         ----             ---
     First Quarter         16               13 1/2
     Second Quarter        15                8
     Third Quarter         13 1/2            8
     Fourth Quarter        10 1/2            4

     The Company has never paid or declared any cash dividends on its common stock and does not intend to declare any dividends on its common stock in the foreseeable future. The Company currently intends to retain any earnings for use to pursue a business combination with another entity as discussed in "Item 1. Description of Business" above.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT

     Certain information contained in this Form 10-KSB that does not relate to historical financial information may be deemed to constitute forward-looking statements. When used in this Form 10-KSB and in future filings by the Company with the Securities and Exchange Commission (the "Commission"), in the Company's press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases "believes," "anticipates," "intends," "will likely result," "estimates," "projects" or similar expressions identify such forward-looking statements within the meaning of Section 21E of the Exchange Act, but are not the exclusive means of identifying such statements. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances after the date of such statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business. Such forward-looking statements are qualified in their entirety by the cautions and risk factors set forth under the "Cautionary Statement" filed as Exhibit 99.1 to this Form 10-KSB.


                               Page 7 of 19 pages

GENERAL

     Prior to December 23, 1998, the Company developed and sold generic critical care nutrition formula products and related delivery equipment and accessories for the hospital, nursing home and home health care markets, as well as private label adult nutrition products for sale through retail chains. In January 1999, the Company announced its intention to discontinue its private label adult nutrition business due to continued losses. Since its inception, the Company also incurred losses in its critical care nutrition business. Company management believed that the continued operation of the Company's critical care nutrition business was not viable due to the lack of synergy between its critical care products and the Elan-acquired feeding pump and plastic disposables business. Furthermore, the Company was experiencing increased competition from larger organizations and faced the risk of product obsolescence due to the limited amount of available research and development funding. The patent infringement lawsuit described in "Item
3. Legal Proceedings" also adversely affected the Company's ability to market its product lines effectively.

     In light of the foregoing, the Board of Directors determined that it was in the best interest of the Company and its shareholders to discontinue the Company's critical care nutrition business operations. The Board of Directors believed that the Company would maximize shareholder value by selling the assets comprising the Company's current businesses and using the proceeds to settle outstanding debt incurred from the purchase of the pump and plastic disposables business from Elan, and pursue the acquisition of other businesses. On December 23, 1998, the Company closed a sale transaction with ZEVEX pursuant to which the Company sold all of its assets used in its pump and plastic disposables business, and a sale transaction with GalaGen pursuant to which the Company sold all of its assets used in its critical care business. The Company does not currently conduct any active business operations. The Company intends to use its existing cash resources to pursue a business combination with another entity engaged in other lines of business.

     The Company believes that the sale of its product lines, its reduction in liabilities through the cancelation of the Elan subordinated promissory note, and the reduction in the number of shares outstanding through the reacquisition of the Company common stock issued to Elan will position the Company as an attractive business partner for an entity seeking a strategic combination with a publicly traded corporation. Company management and the Board of Directors believe that such a combination will serve the interests of the Company's shareholders better than a liquidation of the Company and distribution of its assets to shareholders. It is the Board of Directors' intention to pursue business combinations with entities engaged in other lines of business, using the Company's cash resources (approximately $2 million as of December 31, 1998) together with other resources. The acquisition of a business may require additional debt or equity financing. However, the Company has no current plan to obtain additional financing and no assurance can be given that such financing will be available to acquire a particular business.

     On March 25, 1999, the Company entered into an agreement with MJK Holdings, Inc., the parent company of MJK, pursuant to which MJK will merge with and into a newly formed, wholly owned acquisition subsidiary of the Company. The agreement provides that each share of capital stock of MJK Holdings, Inc.
will be exchanged for 3.76378 shares of Company common stock. The closing of the transaction is subject to various closing conditions, including, but not limited to, the approval of the Company's shareholders.

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 1998 AND 1997

     CONTINUING OPERATIONS.

     The loss from continuing operations totaled $6,658 as of December 31, 1998, and consists of recurring administrative expenses incurred in the period after the December 23, 1998 sale of the Company's product lines, offset by interest income earned in the same period. The Company expects that the loss from continuing operations will total less than $150,000 in the year ended December 31, 1999, with a disproportionate amount of the loss occurring in the first quarter of 1999.

     DISCONTINUED OPERATIONS.


                               Page 8 of 19 pages

     The Company discontinued all operations in 1998. All pre-disposal activity associated with these operations has been segregated and reported in a single line item "Loss from discontinued operations" in the Company's Statements of Operations. Also reported as a separate line item is the "Gain on disposal of discontinued operations" in the 1998 period, representing the net realized gain on the sale and disposal of these operations.

     LOSS FROM DISCONTINUED OPERATIONS. The following discussion compares major components that comprise the loss from discontinued operations in each period presented (see footnote 4 in the audited financial statements).

     SALES. Sales included in discontinued operations for the year ended December 31, 1998, totaled $4,926,765 compared to $6,317,722 for the same period of 1997, a decrease of $1,390,957 or 22%. The decrease is the result of the discontinuance of the Company's private label adult nutrition business in May 1998. The Company's critical care product lines, disposed of in late December 1998, generated comparable sales in 1998 when compared to the prior year.

     GROSS PROFIT. The overall gross profit in the year ended December 31, 1998, decreased slightly from $1,387,694 in the year ended December 31, 1997, to $1,303,147, while increasing as a percentage of sales from 22% in 1997 to 26.4% in 1998. The majority of the $84,547 decrease in gross profit is attributable to the decrease in sales of the lower margin private label adult nutrition business. The decrease in sales of the lower margin private label adult nutrition business in the 1998 period resulted in the increase of the gross profit, as a percentage of sales, when compared to the 1997 period.

     OPERATING EXPENSES. Selling, general and administrative expenses decreased $1,185,444 in the year ended December 31, 1998, from the comparable period in 1997. The decrease is the result of the Company's cost reductions (principally payroll related) associated with the discontinued operations and lower legal costs in the 1998 period. Research costs decreased $561,623 from $642,020 in 1997 to $80,397 in 1998 as a result of the Company's decision in January 1998 to discontinue the development of a generic infant formula. In December 1998, the Company settled a patent infringement lawsuit with Novartis whereby the Company agreed to pay Novartis $450,000 and discontinue production and sale of the L-Emental-TM- Plus critical care product, resulting in a write-off of $63,816 in inventory. The Company incurred total goodwill amortization of $1.8 million in the year ended December 31, 1997, which included a $1.6 million write-off of the remaining goodwill associated with the January 1997 acquisition of the Elan pump and plastic disposables product line. As a result of this write-off there were no goodwill amortization charges in the comparable 1998 period.

     GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS. The Company reported a net gain on the disposal of discontinued operations of $1,320,053 in the year ended December 31, 1998. Included in the gain are the sales of the Company's product lines offset by losses incurred on the disposal of other assets and the write-downs of other assets to net realizable value.

TWELVE MONTHS ENDED DECEMBER 31, 1997 AND 1996

     DISCONTINUED OPERATIONS

     The Company discontinued all operations in 1998. As a result, all previous pre-disposal activity associated with Company operations for the applicable reporting periods has been segregated and reported in a single line item "Loss from discontinued operations" in the Company's Statements of Operations.

     LOSS FROM DISCONTINUED OPERATIONS. The following discussion compares major components that comprise the loss from discontinued operations in each period presented (see footnote 4 in the audited financial statements).

     NET SALES. Net sales from continuing operations for the year ended December 31, 1997, totaled $6,317,722 compared to $1,224,871 for the same period of 1996, an increase of 416%. The growth is the result of increases in sales of products offered in both periods, new products developed by the Company plus those feeding pump and plastic disposables products introduced in January 1997 as a result of the acquisition of the feeding pump and plastic disposables products from Elan, and the addition of new customers and growth in orders from existing customers.


                               Page 9 of 19 pages

     GROSS PROFIT. Gross profit from continuing operations for the year ended December 31, 1997, increased to $1,387,694, compared to $685,431 in the same period of 1996. As a percentage of sales, however, gross profit decreased from 56% in 1996 to 22% in 1997. The decrease in gross profit as a percentage of sales is primarily the result of the addition of pump and plastic disposables sales and sales of private label adult nutrition products, all which have a lower profit margin than the critical care formulas. In addition, profit margins decreased in early 1997 due to costs related to the integration of the pump and plastic disposables product line into the Company's existing operations.

     OPERATING EXPENSES. Selling, general and administrative expenses for the year ended December 31, 1997, increased 171% to $2.98 million, from $1.1 million in the same period of 1996. The expense increase relates to the overall staffing and related expenditures required to support the growth in sales by the Company and the addition of new products including expenses of $300,000 in 1997 for sales and marketing efforts related to the Company's private label infant formula development project. Research and development costs for the year ended December 31, 1997, increased 162% to $642,000 from $245,000 incurred in the same period of 1996. The increase is attributable to costs associated with new products under development in 1997, particularly costs related to the development of a generic, national brand equivalent infant formula product. Goodwill amortization totaled $1.8 million in the year ended December 31, 1997, $1.6 million of which was written off in the fourth quarter. The write-off was based on the Company's assessment of impaired value of the goodwill recorded at the time of the acquisition of the pump and plastic disposables product line.

YEAR 2000 ISSUE

     The Company is addressing the issues associated with computing difficulties that may affect existing computer systems as a result of programming code malfunctions in distinguishing 21st century dates from 20th century dates (the "Year 2000" issue). The Year 2000 issue is a pervasive problem affecting many information technology systems and embedded technologies in all industries. The Company has reviewed its internal financial and other process control systems in order to assess and remediate Year 2000 concerns.

     The Company's information technology ("IT") systems consist of computer hardware systems and software supplied by third parties. The Company utilizes current generation off-the-shelf software for its contact management and accounting systems. As a result, the Company expects its exposure to be minimal since such software has been determined by the Company to be Year 2000 compliant.

     The Company's assessment of internal systems includes a review of non-information technology ("non-IT" systems) (systems that contain embedded technology in process control equipment containing microprocessors or other similar circuitry). This assessment includes a review of the Company's internal equipment and facilities (including building maintenance, security, electrical, lighting, fire protection, telephone, heating and cooling systems). Based on this review, the Company believes that its non-IT systems and equipment are Year 2000 compliant.

     The Company's current plans, as previously discussed, involve the discontinuation of its core business and the pursuit of new investment opportunities. A fundamental aspect of due diligence with any potential acquisition candidate will include a comprehensive review of any Year 2000 exposure.

     The Company incurred less than $1000 in incremental costs to address the Year 2000 issue during 1998. Since the Company has not yet consummated a business acquisition, the Company is unable to estimate Year 2000 compliance costs that may arise from such business acquisition opportunities.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has incurred losses and negative cumulative cash flows from operations. On September 26, 1996, the Company's initial public offering was declared effective and, in a transaction that closed on October 1, 1996, the Company sold 359,375 shares of the Company's common stock at $14.00 per share, including an over-allotment of 49,375 shares. After deducting all offering costs, net proceeds to the Company totaled $4.24 million. Prior to the initial public offering, the Company's principal source of cash and working capital had been from the private placement of the Company's common stock, through which the Company received approximately $2.8 million in net proceeds. In connection with activities and results of discontinued operations described above, the Company's net cash provided by operations in the year ended December 31, 1998, totaled $25,602, compared with cash used in operations totaling $2.2 million in 1997. Net cash provided by investing activities consisting of the sale of business

                               Page 10 of 19 pages
operations totaled $262,293. Cash and cash equivalents as of December 31, 1998, totaled $1,935,368. All unused funds are invested in U.S.
Treasury-backed funds with maturities generally ranging under three months.

     Management is unable to assess the Company's future liquidity and capital requirements due to the Company's stated desire to enter into different business opportunities that have not yet been identified. There can be no assurance that the Company will not be required to raise additional capital before the end of 1999, or any time thereafter, or that such capital will be available on acceptable terms, or at all.

ITEM 7.  FINANCIAL STATEMENTS.

     The following financial statements are included as a separate section following the signature page to this Form 10-KSB:

     Report of Independent Auditors
     Balance Sheets as of December 31, 1998 and 1997
     Statements of Operations for the years ended December 31, 1998 and 1997 Statement of Changes in Shareholders' Equity for the years ended December 31, 1998 and 1997
     Statements of Cash Flows for the years ended December 31, 1998 and 1997 Notes to Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     No changes in accountants or disagreements between the Company and its accountants regarding accounting principles or financial statement disclosures have occurred within the twenty-four months prior to date of the Registrant's most recent financial statements.

                                      PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Certain biographical information regarding the Company's directors, including each director's name, age, principal occupation, business experience and period of service as a director of the Company, is set forth below.

     GEORGE E. KLINE, age 62, has been a director of the Company since May 1995. Since 1966, Mr. Kline has been President of Venture Management, a financial consulting services firm. Since 1985, Mr. Kline also has served as an officer of Brightstone Capital, Ltd. LLC, a venture capital partnership. Mr. Kline is also a director of CyberOptics Corporation and Rimage Corporation. Mr. Kline became Chairman of the Board of the Company on September 1, 1999, and was elected Chief Executive Officer and President of the Company effective January 1, 1999.

     LAWRENCE A. LEHMKUHL, age 61, has been a director of the Company since January 1995. From 1985 to March 1993, Mr. Lehmkuhl was President and Chief Executive Officer of St. Jude Medical, Inc., a medical device manufacturer, and from April 1993 to February 1995, Mr. Lehmkuhl was Chairman of St. Jude's board of directors. From 1966 to 1985, Mr. Lehmkuhl was employed by American Hospital Supply Corporation in various management capacities. Mr. Lehmkuhl is also a director of Kera Vision, Inc., which was founded in 1986 to develop and commercialize proprietary medical products for the treatment of common vision problems, including myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. Mr. Lehmkuhl previously served as a director of Fischer Imaging Corporation, which designs, manufactures and markets specialty and general purpose medical imaging systems for the diagnosis and treatment of disease.

     HILDING C. NELSON, age 60, was appointed as a director of the Company in November 1998 to fill the vacancy created by the resignation of William L. Rush. From October 1979 until his resignation in May 1998, Mr. Nelson was director of Kinnard Investments, Inc., a publicly held holding company that provides financial products and services. Mr. Nelson was Chairman of Kinnard's board of directors from October 1995 until his resignation from Kinnard. From April 1995 to October 1995, Mr. Nelson was President and Chief Executive Officer of and consultant to Pet Food

                               Page 11 of 19 pages

Warehouse, Inc., a retailer of pet food and supplies. Mr. Nelson also serves as a director of Image Systems Corporation, which designs, develops, manufactures and markets large high bright high resolution monitors. Since January 1, 1990, Mr. Nelson has been a private investor and has also previously served as President of Lund International Holdings, Inc., a leading designer, manufacturer and marketer of a broad line of appearance accessories for new and used light trucks, including pickup trucks, sport utility vehicles, minivans and other vans, and a leading manufacturer of aftermarket and original equipment manufacturer accessories for the heavy truck market.

     Certain biographical information regarding each executive officer of the Company, including name, age and position held with the Company, is set forth below.

     GEORGE E. KLINE, age 62, became Chairman of the Board of Directors on September 1, 1999, and was appointed Chief Executive Officer and President effective January 1, 1999. His biography is set forth above.

     RICHARD J. HEGSTRAND, age 45, was appointed acting Chief Operating Officer of the Company in August 1998. Mr. Hegstrand had been Chief Financial Officer and Secretary of the Company from November 1995 and December 1996, respectively, until his resignation in October 1997. Mr. Hegstrand currently also is an accounting and financial consultant to CARA Collision and Glass, Inc., an automobile maintenance company. From December 1992 until September 1995, Mr. Hegstrand was employed by PDS Financial Corporation, an equipment finance company, most recently as its Vice President and Chief Financial Officer. From January 1987 to December 1992, Mr. Hegstrand served in various management capacities with Magnetic Data, Inc., a computer disk-drive refurbisher, most recently as its Chief Financial Officer.

     HILDING C. NELSON, age 60, was appointed Secretary of the Company effective January 1, 1999. His biography is set forth above.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company.

     Based solely on a review of copies of such forms furnished to the Company during the fiscal year ended December 31, 1998, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, directors and greater-than-10% shareholders were satisfied, except that George E. Kline, Chairman of the Board, Chief Executive Officer, President and a director of the Company, did not timely file a Form 4 disclosing the sale of 6,250 and 21,250 shares of Company common stock on April 17, 1998 and May 13, 1998, respectively, by Brightstone Fund IV, of which Mr. Kline serves as general partner with James A. Bernards. By virtue of this position, Mr. Kline may be deemed to be the benficial owner of these shares. However, under an agreement with Mr. Bernards, Mr. Kline had no voting or investment control over these shares. The sale of such shares was reported on a Form 5 filed by Mr. Kline with the Commission on February 16, 1999. Hilding C. Nelson, Secretary and a director of the Company, failed to timely file a Form 3 reflecting a stock option grant of 3,750 shares granted upon his election to the Company's Board of Directors. Mr. Nelson's option grant was reported on a Form 3 filed with the Commission on March 4, 1999.

ITEM 10.  EXECUTIVE COMPENSATION.

DIRECTOR COMPENSATION

     Directors of the Company receive no compensation other than authorized expense reimbursement and stock options granted under the 1995 Long-Term Incentive Stock Option Plan (the "1995 Stock Option Plan") or the 1996 Non-Employee Director Stock Option Plan (the "1996 Director Plan") described below.


                               Page 12 of 19 pages

     1996 DIRECTOR PLAN

     The shareholders of the Company adopted the 1996 Director Plan in August 1996. The 1996 Director Plan provides for an automatic grant of non-qualified stock options to purchase 3,750 shares of Company common stock to non-employee directors on the date such individuals are first appointed directors of the Company, and an automatic grant of options to purchase an additional 1,875 shares of Company common stock on the day after each subsequent annual meeting of the Company's shareholders. The exercise price for such shares of common stock is equal to the fair market value of the common stock on the date of grant. The options granted upon appointment to the Board of Directors vest and become exercisable as to 50% of the shares on the date of grant, and an additional 25% vest on each of the first and second anniversary dates of such grant, if the holder remains a director of the Company on these respective dates. The options granted in connection with subsequent annual meetings vest and become exercisable as to 100% of the shares six months after the date of such grant if the holder remains a director of the Company on such date. The Company has reserved 25,000 shares of its common stock for issuance under the 1996 Director Plan. As of the date of filing of this Form 10-KSB, Messrs. Kline, Lehmkuhl and Nelson have each received options to purchase 3,750 shares of Company common stock pursuant to the 1996 Director Plan.

     1995 STOCK OPTION PLAN

     The Company adopted the 1995 Stock Option Plan in March 1995. The plan provides for the grant of stock option awards to the Company's executive officers, other employees, directors and consultants. The plan provides for the grant of both incentive stock options intended to qualify for preferential tax treatment under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and for nonqualified stock options that do not qualify for such treatment. The exercise price of incentive stock options (which only employees are eligible to receive) must equal or exceed the fair market value of the Company's common stock on the date of grant; the exercise price of nonqualified stock options must equal or exceed 85% of the fair market value of the Company's common stock on the date of grant. The 1995 Stock Option Plan also provides for restricted stock awards and grants of stock appreciation rights (SARs), but no restricted stock awards or SARs have been granted to date. The Company has reserved 200,000 shares of its common stock for issuance under the 1995 Stock Option Plan. As of December 31, 1998, options to purchase 194,063 shares of common stock had been granted under the plan, at a weighted average exercise price of $3.85. On December 23, 1998, the Board of Directors approved option grants of 60,000, 15,000 and 7,500 to Messrs. Kline, Lehmkuhl and Nelson, respectively, under the 1995 Stock Option Plan.

     EXECUTIVE COMPENSATION

     The following table sets forth certain information for 1998, 1997 and 1996 concerning the compensation of the Company's former President and Chief Executive Officer (the "Named Executive Officer") for services rendered during those years. No other executive officer of the Company received aggregate annual salary and bonus compensation of more than $100,000 during 1998.

                             SUMMARY COMPENSATION TABLE

                                             ANNUAL                    LONG-TERM
                                           COMPENSATION           COMPENSATION AWARDS
                                    -----------------------     ----------------------
    NAME AND                                                     SECURITIES UNDERLYING       ALL OTHER
  PRINCIPAL POSITION        YEAR    SALARY ($)    BONUS ($)           OPTIONS (#)         COMPENSATION ($)
-----------------------    ------   ----------    ---------     ----------------------    ----------------
William L. Rush             1998     63,577(1)      --                   --                   122,799(2)
President and               1997     95,000         --                   --                     2,118(3)
Chief Executive Officer     1996     95,000       20,000               25,000                     451(4)

________________________

(1) Mr. Rush resigned as a director, Chairman of the Board, Chief Executive Officer and President of the Company effective August 31, 1998.


                               Page 13 of 19 pages

(2) Includes (a) imputed income in the amount of $2,686 arising from premiums paid by the Company with respect to disability insurance for Mr. Rush and the term life insurance portion of a split dollar value life insurance policy, the proceeds of which are payable to a beneficiary designated by Mr. Rush; and (b) $120,113 paid to Mr. Rush pursuant to the Separation Agreement and General Release dated October 9, 1998, entered into by Mr. Rush and the Company in connection with Mr. Rush's resignation from the Company effective August 31, 1998.

(3) Consists of imputed income arising from premiums paid by the Company with respect to disability insurance for Mr. Rush and the term life insurance portion of a split dollar value life insurance policy, the proceeds of which are payable to a beneficiary designated by Mr. Rush.

(4) Consists of imputed income arising from premiums paid by the Company with respect to disability insurance for Mr. Rush.

     SEVERANCE AGREEMENT

     In connection with Mr. Rush's resignation on August 31, 1998, the Company and Mr. Rush entered into a Separation Agreement and General Release dated October 9, 1998 (the "Severance Agreement"). Pursuant to the terms of the Severance Agreement, (i) Mr. Rush received a cash payment of $95,000 in lieu of the payments to which Mr. Rush previously was entitled under the terms of his employment agreement dated as of October 1, 1996, with the Company (the "Employment Agreement"); (ii) Mr. Rush retained an option to purchase 25,000 shares of Company common stock at an exercise price of $14.00 per share, which option was initially granted pursuant to the Employment Agreement, 12,500 shares of which vested on April 1, 1998, and 12,500 shares of which vested upon execution of the Severance Agreement, and which will expire on August 31, 2000, with respect to any shares for which the option has not been exercised on or prior to such date; (iii) the Company transferred its beneficiary rights under the keyman life insurance policy procured by the Company in Mr. Rush's name to a designee of Mr. Rush's choice; (iv) the Company granted Mr. Rush the right to collect $4,000 of the cash surrender value of the split dollar value life insurance policy procured by the Company in Mr. Rush's name; (v) the Company agreed to pay Mr. Rush a lump sum payment of $17,642 in lieu of any and all other benefits to which Mr. Rush was entitled under the terms of the Employment Agreement; and (vi) the Company paid Mr. Rush $3,471.16 for his accrued and unpaid vacation.

     CURRENT COMPENSATION

     Upon his resignation as President and Chief Executive Officer of the Company, Mr. Rush entered into a consulting agreement with the Company pursuant to which he will provide, for a fee of $200 per hour, consulting services in the manner and at such times as requested by the Company. Pursuant to the terms of his consulting agreement, Mr. Rush is required to report to the Chief Operating Officer of the Company. Payments to Mr Rush under the consulting agreement for services through December 31, 1998, totaled $7,050.

STOCK OPTIONS

     No stock option grants were made to the Named Executive Officer during the fiscal year ended December 31, 1998.

     To date, the Named Executive Officer has not exercised any options to purchase shares of the Company's common stock. The following table sets forth the number and aggregate dollar value of all unexercised options held by the Named Executive Officer on December 31, 1998, at which time the closing per-share sale price of the Company's common stock as reported on The Nasdaq SmallCap Market was $1.1875.


                               Page 14 of 19 pages

                                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                       AND FISCAL YEAR-END OPTION VALUES

                       NUMBER OF SHARES UNDERLYING UNEXERCISED      VALUE OF UNEXERCISED IN-THE-MONEY OPTIONS
                            OPTIONS AT DECEMBER 31, 1998                      AT DECEMBER 31, 1998
                       ---------------------------------------      -----------------------------------------
        NAME             EXERCISABLE        NONEXERCISABLE                EXERCISABLE        NONEXERCISABLE
  ------------------   ---------------    --------------------      --------------------   ------------------
   William L. Rush         25,000                 0                          (1)                   --

________________________

(1) None of the Named Executive Officer's stock options were in the money as of December 31, 1998. The exercise price per share of all of the Named Executive Officer's stock options is $14.00.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of March 12, 1999, by (i) each person known by the Company to be the beneficial owner of more than 5% of the Company's outstanding common stock, (ii) each director and nominee for director, (iii) the Named Executive Officer, and (iv) all executive officers and directors as a group. In addition, shares of Company common stock subject to options or warrants currently exercisable or exercisable within 60 days from the date hereof (the "Currently Exercisable Options") are deemed outstanding for computing the percentage of the person holding such options, but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated, each of the following persons has sole voting and investment power with respect to the shares of Company common stock set forth opposite their respective names:

                             BENEFICIAL OWNERSHIP TABLE

                                              Shares Beneficially          Percent
                                                    Owned                  of Class
                                              -------------------      --------------
William L. Rush (1). . . . . . . . . . . . .       117,500                  10.0%
11730 50th Place North
Plymouth, MN 55442

Lawrence A. Lehmkuhl (2) . . . . . . . . . .        35,510                  3.02%
134 Dellwood Avenue
Dellwood, MN 55110

George E. Kline (3). . . . . . . . . . . . .       182,000                 14.75%
Brightstone Capital
4750 IDS Center
Minneapolis, MN 55402

Hilding C. Nelson (4). . . . . . . . . . . .         9,375                    *
920 Second Avenue South
Minneapolis, MN 55402

Brightstone Funds (5). . . . . . . . . . . .       100,000                  8.60%
Venture Management
4750 IDS Center
Minneapolis, MN 55402

Betty L. Johnson . . . . . . . . . . . . . .        86,050                  7.48%
Miller, Johnson & Kuehn, Inc.
5500 Wayzata Boulevard, Suite 800
Minneapolis, MN 55416

All directors and officers as a
group (5 persons) (6). . . . . . . . . . . .       366,885                 27.85%

________________________

*    Less than 1%.


                               Page 15 of 19 pages

(1)  Includes 25,000 shares issuable pursuant to Currently Exercisable Options.

(2)  Includes 26,250 shares issuable pursuant to Currently Exercisable Options.

(3) Includes 22,500 shares owned by Brightstone Fund IV; 37,500 shares owned by Brightstone Fund VI; 27,500 shares owned and 7,500 shares issuable pursuant to warrants held by Brightstone Fund VII; and 5,000 shares issuable pursuant to a warrant held by Brightstone Capital. George E. Kline, Chairman of the Board, Chief Executive Officer, President and a director of the Company, and James A. Bernards serve as general partners of all of the Brightstone entities referenced above. By virtue of this position, Messrs. Kline and Bernards may be deemed to have voting and investment control over the shares owned by such Brightstone entities, and thus beneficial ownership of those shares. Messrs. Kline and Bernards disclaim any beneficial ownership of such shares, and under an agreement with Mr. Bernards, Mr. Kline has no voting or investment control over such shares. Also includes 10,750 shares held by Venture Management Profit Plan & Trust, of which Mr. Kline is the sole trustee and beneficiary, and 71,250 shares issuable pursuant to Currently Exercisable Options.

(4)  Includes 9,375 shares exercisable pursuant to Currently Exercisable
     Options.

(5) These shares are also included in beneficial ownership of Mr. Kline. See footnote 3 above.

(6)  Includes 166,875 shares issuable pursuant to Currently Exercisable Options.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

a)   EXHIBITS

     The following exhibits are included with this Annual Report on Form 10-KSB as required by Item 601 of Regulation S-B:

      EXHIBIT NO.    DESCRIPTION
      2.1(a)         Asset Purchase Agreement dated January 13, 1997, by and between the Company and Elan Pharma, Inc.
      2.2(b)         Asset Purchase Agreement effective May 1, 1998, by and between the Company and Agrilink Foods, Inc.*
      2.3(c)         Asset Purchase Agreement dated July 27, 1998, between the Company and ZEVEX, Inc.
      2.4(d)         First and Second Amendments to Asset Purchase Agreement between the Company and ZEVEX, Inc.
      2.5(e)         Asset Purchase Agreement dated September 1, 1998, as amended through October 28, 1998, between the Company and GalaGen Inc.
      2.6(f)         Second Amendment to Asset Purchase Agreement between the Company and GalaGen Inc.
      3.1(f)         Second Restated Articles of Incorporation of the Company, as
                     amended
      4.1(g)         Promissory Note dated January 13, 1997, by the Company in favor of
                     Elan Pharma, Inc.
      10.1(h)        1995 Long-Term Incentive and Stock Option Plan, as amended
      10.2(i)        1996 Non-Employee Director Stock Option Plan
      10.3(j)        Executive Employment Agreement dated October 1, 1996, between the
                     Company and William L. Rush
      10.4           Separation Agreement and General Release dated August 31, 1998, between the Company and William L. Rush
      10.5(i)        Office Lease dated October 15, 1993, between the Company and the
                     308 Corporation
      23             Consent of independent auditors
      24             Powers of Attorney (set forth on the Signature Page hereof)
      27             Financial Data Schedule (EDGAR only)
      99.1           Cautionary Statement


                               Page 16 of 19 pages

      99.2           Press Release dated March 17, 1999, announcing negotiations with
                     Miller, Johnson & Kuehn, Incorporated

________________________

(a) Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K filed on January 23, 1997.

(b) Incorporated by reference to Exhibit 2.2 to the Registrant's Form 10-KSB filed on March 31, 1998.

(c) Incorporated by reference to Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998.

(d) Incorporated by reference to Exhibits 2.2 and 2.3 to the Registrant's Form 8-K filed on January 7, 1999.

(e) Incorporated by reference to Exhibit B to the Registrant's Definitive Proxy Statement on Schedule 14A filed on December 9, 1998.

(f) Incorporated by reference to the exhibit of the same number to the Registrant's Form 8-K filed on January 7, 1999.

(g) Incorporated by reference to Schedule 2.01(b) to the Registrant's Form 8-K filed on January 23, 1997.

(h) Incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-KSB filed on March 31, 1997.

(i) Incorporated by reference to Exhibit 10.2 to the Registrant's previously filed Form SB-2 Registration Statement effective September 26, 1996.

* Confidential information has been omitted from such Exhibit and filed separately with the Commission pursuant to a confidential treatment request under Rule 24b-2.

b)   REPORTS ON FORM 8-K.

     The Company did not file any reports on Form 8-K for the quarter ended December 31, 1998. The Company filed a Form 8-K on January 7, 1999, to announce the closing of the transactions with ZEVEX and GalaGen, the Company's corporate name change from Nutrition Medical, Inc. to NM Holdings, Inc., and the settlement of the litigation with Novartis. The Company filed a Form 8-K/A on March 3, 1999, setting forth pro forma financial information of the Company.

                               Page 17 of 19 pages

                                    SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NM Holdings, Inc.


                                   /S/ RICHARD J. HEGSTRAND
                                   -------------------------
                                   Richard J. Hegstrand
                                   Chief Operating Officer

                                   Date:  March 30, 1999

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each person whose signature to this report on Form 10-KSB appears below hereby constitutes and appoints Richard J. Hegstrand as his true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file all amendments to this report on Form 10-KSB, and any and all instruments or documents filed as part of or in connection with this report on Form 10-KSB or the amendments thereto and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.

By: /S/ GEORGE E. KLINE         Chairman of the Board,            Date: March 30, 1999
    -------------------         Chief Executive Officer,
     George E. Kline            President, and Director
                                (Principal Executive Officer)


By: /S/ RICHARD J. HEGSTRAND    Acting Chief Operating Officer    Date: March 30, 1999
    ------------------------    (Principal Financial Officer)
     Richard  J. Hegstrand


By: /S/ HILDING C. NELSON       Secretary and Director            Date: March 30, 1999
    ---------------------
     Hilding C. Nelson


By: /S/ Lawrence A. Lehmkuhl    Director                          Date: March 30, 1999
    ------------------------
     Lawrence A. Lehmkuhl


                               Page 18 of 19 pages

                              FINANCIAL STATEMENTS

                                NM HOLDINGS, INC.
                   (FORMERLY KNOWN AS NUTRITION MEDICAL, INC.)

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                NM Holdings, Inc.
                   (Formerly known as Nutrition Medical, Inc.)

                              Financial Statements


                     Years ended December 31, 1998 and 1997




                                    CONTENTS

Report of Independent Auditors.............................................1

Financial Statements

Balance Sheets.............................................................2
Statements of Operations...................................................3
Statement of Shareholders' Equity..........................................4
Statements of Cash Flows...................................................5
Notes to Financial Statements..............................................6

                         Report of Independent Auditors


Board of Directors and Shareholders
NM Holdings, Inc.

We have audited the accompanying balance sheets of NM Holdings, Inc., formerly known as Nutrition Medical, Inc., as of December 31, 1998 and 1997 and the related statements of operations, shareholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NM Holdings, Inc., formerly known as Nutrition Medical, Inc., at December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the years then ended in conformity with generally accepted accounting principles.

                                                  /s/ Ernst & Young LLP

Minneapolis, Minnesota
March 1, 1999

                                NM Holdings, Inc.
                   (Formerly known as Nutrition Medical, Inc.)

                                 Balance Sheets

                                                                            DECEMBER 31,
                                                                     1998               1997
                                                                 -----------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                      $ 1,935,368      $ 1,647,482
   Accounts receivable, less allowance of $-0- in 1998 and
     $31,500 in 1997                                                        -        1,140,020
   Inventories                                                              -        1,615,165
   Prepaid expenses                                                     6,547           51,401
                                                                 -----------------------------
Total current assets                                                1,941,915        4,454,068
Investment in GalaGen Inc.                                            498,125                -
Equipment and office furniture, net                                     6,102        1,179,200
                                                                 -----------------------------
Total assets                                                      $ 2,446,142      $ 5,633,268
                                                                 -----------------------------
                                                                 -----------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                               $         -      $   827,007
   Accrued lease costs                                                      -           66,600
   Accrued payroll                                                      4,690          158,298
   Accrued expenses                                                         -          482,044
   Net liabilities of discontinued operations                          58,658                -
                                                                 -----------------------------
Total current liabilities                                              63,348        1,533,949

Subordinated note payable, including accrued interest                       -        1,788,934

Shareholders' equity:
   Undesignated Preferred Stock, $.04 par value:
     Authorized shares - 1,250,000
     Issued and outstanding shares - none                                   -                -
   Common Stock, $.04 par value:
     Authorized shares - 5,000,000 shares
     Issued and outstanding shares - 1,150,251--1998;
       1,364,006--1997
                                                                       46,010           54,560
   Paid-in capital                                                  8,706,435        8,706,444
   Accumulated deficit                                             (6,369,651)      (6,450,619)
                                                                 -----------------------------
Total shareholders' equity                                          2,382,794        2,310,385
                                                                 -----------------------------
Total liabilities and shareholders' equity                        $ 2,446,142      $ 5,633,268
                                                                 -----------------------------
                                                                 -----------------------------


        SEE ACCOMPANYING NOTES.

                                NM Holdings, Inc.
                   (Formerly known as Nutrition Medical, Inc.)

                            Statements of Operations

                                                                         YEAR ENDED DECEMBER 31,
                                                                         1998              1997
                                                                   ---------------------------------
Investment income                                                  $     1,437           $         -
Administrative expenses                                                 (8,095)                    -
                                                                   ---------------------------------
   Loss from continuing operations                                      (6,658)                    -

Loss from discontinued operations associated with product
   lines disposed of in 1998                                        (1,232,427)           (4,160,638)

Gain on disposal of discontinued operations                          1,320,053                     -
                                                                   ---------------------------------

Gain (loss) from discontinued operations                                87,626            (4,160,638)
                                                                   ---------------------------------
Net income (loss)                                                  $    80,968           $(4,160,638)
                                                                   ---------------------------------
                                                                   ---------------------------------

Net income (loss) per common share - basic and diluted             $       .06           $     (3.07)
                                                                   ---------------------------------
                                                                   ---------------------------------

Weighted average number of shares outstanding                        1,359,320             1,355,631
                                                                   ---------------------------------
                                                                   ---------------------------------

SEE ACCOMPANYING NOTES.

                                NM Holdings, Inc.
                   (Formerly known as Nutrition Medical, Inc.)

                            Statement of Shareholders' Equity

                                              COMMON STOCK               PAID-IN         ACCUMULATED
                                         SHARES          AMOUNT          CAPITAL           DEFICIT               TOTAL
                                      -------------------------------------------------------------------------------------
Balance at December 31, 1996           1,148,256     $    45,930       $ 6,943,287       $(2,289,981)          $ 4,699,236
   Issuance of Common Stock to
     purchase Elan product line          213,750           8,550         1,754,887                 -             1,763,437
   Stock options exercised                 2,000              80             8,270                 -                 8,350
   Net loss                                    -               -                 -        (4,160,638)           (4,160,638)
                                      -------------------------------------------------------------------------------------
Balance at December 31, 1997           1,364,006          54,560         8,706,444        (6,450,619)            2,310,385
   Repurchase of fractional shares
      in conjunction with reverse             (5)              -                (9)                -                    (9)
      stock split
   Common stock acquired in
     connection with debt               (213,750)         (8,550)                -                 -                (8,550)
     extinguishment
   Net income                                  -               -                 -            80,968                80,968
                                      -------------------------------------------------------------------------------------
Balance at December 31, 1998           1,150,251     $    46,010       $ 8,706,435       $(6,369,651)          $ 2,382,794
                                      -------------------------------------------------------------------------------------
                                      -------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES.

                                NM Holdings, Inc.
                   (Formerly known as Nutrition Medical, Inc.)

                            Statements of Cash Flows

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                         1998                1997
                                                                                    ----------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                                   $    80,968           $(4,160,638)
Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
     Amortization (and goodwill write-off)                                                    -             1,853,936
     Depreciation                                                                         2,885               331,854
     Reserve for bad debts                                                                    -               (49,500)
     Gain from discontinued operations                                                  (87,626)                    -
     Changes in operating assets and liabilities exclusive of discontinued
       operations:
        Accounts receivable                                                                   -              (734,280)
        Inventories                                                                           -              (655,050)
        Prepaid expenses                                                                 24,685               (17,362)
        Accounts payable                                                                      -               557,970
        Accrued interest                                                                      -               195,184
        Accrued liabilities                                                               4,690               466,901
                                                                                    ----------------------------------
Net cash provided by (used in) operating activities                                      25,602            (2,210,985)

INVESTING ACTIVITIES
Sale of short-term investments                                                                -             1,671,596
Sale (purchase) of business operations                                                  262,293               (71,749)
Purchase of equipment and office furniture                                                    -              (303,685)
                                                                                    ----------------------------------
Net cash provided by investing activities                                               262,293             1,296,162

FINANCING ACTIVITIES
(Repurchase of) proceeds from issuance of Common Stock                                       (9)                8,350
                                                                                    ----------------------------------
Net cash (used in) provided by financing activities                                          (9)                8,350
                                                                                    ----------------------------------

Increase (decrease) in cash                                                             287,886              (906,473)
Cash at beginning of year                                                             1,647,482             2,553,955
                                                                                    ----------------------------------
Cash at end of year                                                                 $ 1,935,368           $ 1,647,482
                                                                                    ----------------------------------
                                                                                    ----------------------------------

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES
Purchase of a business:
   Issuance of subordinated debt                                                    $         -           $ 1,593,750
   Issuance of stock                                                                          -             1,763,437

ZEVEX shares exchanged in extinguishment of
   subordinated debt                                                                  2,016,609                     -

SEE ACCOMPANYING NOTES.

                                NM Holdings, Inc.
                   (Formerly known as Nutrition Medical, Inc.)

                            Notes to Financial Statements

                                  December 31, 1998


1. NATURE OF OPERATIONS

NM Holdings, Inc., as a result of the disposition of its nutrition business operations in December 1998 (see Note 4), has no meaningful operations. The Company intends to use its existing cash resources, together with debt or equity financing that may be available, to pursue the potential acquisition of other business opportunities. Prior to the December 1998 disposition, the Company, operating under the name Nutrition Medical, Inc., focused on the development and marketing of a line of branded generic critical care nutrition products for the hospital/nursing home market, as well as private label nutrition products for sale through retail chains.

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

                                NM Holdings, Inc.
                   (Formerly known as Nutrition Medical, Inc.)

                    Notes to Financial Statements (continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

The Company recognizes revenue at the time of shipment of the product. Provisions for estimated returns and allowances are accrued at the time of sale.

RESEARCH AND DEVELOPMENT COSTS

All research and development costs are charged to operations as incurred.

RECLASSIFICATIONS

Certain 1997 amounts have been reclassified to conform with the 1998 presentation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

STOCK-BASED COMPENSATION

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, but applies Accounting Principles Board Opinion No. 25 ("APB 25") and related interpretations in accounting for its plans. Under APB 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company will record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

                                NM Holdings, Inc.
                   (Formerly known as Nutrition Medical, Inc.)

                    Notes to Financial Statements (continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET INCOME (LOSS) PER SHARE

Basic earnings per share is based on the weighted average shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share for the Company is the same as basic earnings per share because the effect of options and warrants is anti-dilutive.

3. REVERSE STOCK SPLIT

The Board of Directors of the Company authorized a one-for-four reverse stock split effective June 10, 1998. As a result of the reverse split, the par value of the Company's stock increased to $.04 per share, and the total number of authorized and outstanding shares were proportionately reduced. Because cash was paid in lieu of the issuance of fractional shares that resulted from the reverse stock split, the total number of shares of the Company's Common Stock outstanding decreased by five shares. All share, per share and weighted average information have been restated to reflect the reverse stock split.

4. DISCONTINUED OPERATIONS

In January 1998, the Company announced its intention to discontinue its private label adult nutrition supplement business. Due to continuing losses sustained by the Company's remaining product lives, the Board of Directors approved a strategy to pursue the sale of the remaining business operations. In a series of transactions, approved by the shareholders in December 1998, the Company sold substantially all of the assets and product know-how associated with its critical care nutrition business operations, including those assets and products acquired from Elan Pharma, Inc. ("Elan") in January 1997. As part of these transactions, Elan also agreed to cancel the subordinated note payable and return the Common Stock issued by the Company as consideration in

                                NM Holdings, Inc.
                   (Formerly known as Nutrition Medical, Inc.)

                    Notes to Financial Statements (continued)

4. DISCONTINUED OPERATIONS (CONTINUED)

that acquisition, in exchange for a portion of the proceeds obtained in the 1998 transactions. The following is a summary of the individual transactions involved in the divestiture of the Company's business operations:

   ZEVEX, INC. TRANSACTION

   On July 27, 1998, the Company entered into an agreement with ZEVEX, Inc. (the "ZEVEX Transaction") whereby ZEVEX agreed to acquire and assume certain of the assets and liabilities of the Company which were used in the critical care enteral feeding pump and plastic disposables business. The Company received a total purchase price equal to $500,000 in cash, the Company's actual costs of the related inventory and 115,000 shares of ZEVEX common stock (the "ZEVEX Shares").

   USE OF PROCEEDS

   Certain of the assets sold in the ZEVEX Transaction were acquired from Elan in January 1997 and were pledged as security on a note payable issued by the Company in connection with the assets purchased (see Note 7). In conjunction with the ZEVEX Transaction, the Company entered into an agreement with Elan whereby the Company transferred to Elan the ZEVEX Shares and $450,000 of cash. In addition, the Company issued a warrant to purchase 50,000 shares of Common Stock of the Company at $3.50 per share. Elan canceled the note payable and accrued interest and returned the 213,750 shares of Common Stock issued by the Company to Elan at the time of the original purchase.

   The Company recognized a gain on the above transactions of $1,163,098.

                                NM Holdings, Inc.
                   (Formerly known as Nutrition Medical, Inc.)

                    Notes to Financial Statements (continued)


4. DISCONTINUED OPERATIONS (CONTINUED)

   GALAGEN INC. TRANSACTION

   The Company and GalaGen Inc. ("GalaGen") entered into an agreement on September 1, 1998 for the sale of the Company's critical care nutrition formula business. Under the terms of the agreement, GalaGen paid the Company $71,516 and issued 318,800 shares of GalaGen common stock in exchange for the Company's right, title and interest to the acquired critical care formulas, related inventories and certain fixed assets. The Company recognized a gain on this transaction of $355,373.

   AGRILINK FOODS, INC. TRANSACTION

   In March 1998, the Company entered into an agreement with Agrilink Foods, Inc. under which the Company transferred its private label adult nutrition supplement business to Agrilink effective May 1, 1998. As part of the agreement, the Company will be receiving cash for various marketing, inventory and supply related items and royalty payments for two years on the sale of these products. The Company expects the ultimate gain or loss on the disposal of this operation, dependent upon expected future royalty income, to be insignificant given the underlying sales levels at the time of the sale.

As a result of the above transactions, the Company plans to liquidate the remaining assets, consisting of office and production equipment and will seek to sublet its warehouse/office facility. The Company established a reserve in 1998 of $198,000 to adjust the carrying value of these assets to their estimated net realizable value.

                                NM Holdings, Inc.
                   (Formerly known as Nutrition Medical, Inc.)

                    Notes to Financial Statements (continued)


4. DISCONTINUED OPERATIONS (CONTINUED)

The following schedule provides the underlying sales and expense data relating to the discontinued operations of the Company for the periods presented:

                                                              DECEMBER 31
                                                          1998              1997
                                                       ----------------------------

Sales                                                  $ 4,926,765      $ 6,317,722
Cost of goods                                            3,623,618        4,930,028
                                                       ----------------------------
Gross profit                                             1,303,147        1,387,694

Selling, general and administrative                      1,797,717        2,983,161
Research and development                                    80,397          642,020
Lawsuit settlement                                         513,816                -
Goodwill amortization (and write-off)                            -        1,853,936
Interest expense, net                                      143,644           69,215
                                                       ----------------------------
                                                         2,535,574        5,548,332
                                                       ----------------------------

Loss from discontinued operations                      $(1,232,427)     $(4,160,638)
                                                       ----------------------------
                                                       ----------------------------

                                NM Holdings, Inc.
                   (Formerly known as Nutrition Medical, Inc.)

                    Notes to Financial Statements (continued)


4. DISCONTINUED OPERATIONS (CONTINUED)

The following schedule summarizes the impact of the above described transactions on the Company's assets, liabilities and shareholders' equity:


   Cash received                                                                      $  712,293

   Other proceeds:
      Common stock of acquiring companies, at market                                   1,037,188
      Funds held in escrow, net                                                           86,514
      Subordinated note payable reduction                                              2,016,609
      Reacquired stock                                                                     8,550
                                                                                      ----------
                                                                                       3,148,860

   Assets sold:
      Equipment, net                                                                     790,398
      Inventory                                                                          446,794
      Other assets                                                                         6,846
                                                                                      ----------
                                                                                       1,244,038

   Other costs of the transactions:
      Consideration in exchange for subordinated debt reduction:
        Cash                                                                             450,000
        Common stock of acquiring company, at market                                     539,063
      Transaction and other settlement expenses                                          110,000
      Reduction to net realizable value of equipment                                     158,000
      Accrual for estimated loss for leased facility                                      40,000
                                                                                      ----------
                                                                                       1,297,063
                                                                                      ----------
                                                                                      $1,320,053
                                                                                      ----------
                                                                                      ----------

                                NM Holdings, Inc.
                   (Formerly known as Nutrition Medical, Inc.)

                    Notes to Financial Statements (continued)


4. DISCONTINUED OPERATIONS (CONTINUED)

Net liabilities of discontinued operations at December 31, 1998 consist of the following:

   Accounts receivable, net (including amounts held in escrow in
     association with product line sales)                                            $ 282,480

   Other current assets                                                                 85,406

   Equipment, net                                                                       18,475

   Accounts payable, accrued transaction costs, and lease reserves                    (445,019)
                                                                                    -----------
                                                                                     $ (58,658)
                                                                                    -----------
                                                                                    -----------

5. INVENTORIES

Inventories consist of the following:

                                                                                  DECEMBER 31,
                                                                             1998              1997
                                                                            -------------------------
   Raw materials                                                            $  -          $   292,032
   Work in progress                                                            -               63,313
   Finished goods                                                              -            1,259,820
                                                                            -------------------------
                                                                            $  -           $1,615,165
                                                                            -------------------------
                                                                            -------------------------

                                NM Holdings, Inc.
                   (Formerly known as Nutrition Medical, Inc.)

                    Notes to Financial Statements (continued)


6. EQUIPMENT AND OFFICE FURNITURE

Equipment and office furniture consist of the following:

                                                                                DECEMBER 31,
                                                                           1998              1997
                                                                         --------------------------
   Equipment and office furniture:
     Computer equipment                                                   $76,269      $   153,855
     Office furniture                                                           -          104,443
     Equipment, including pumps at customer sites                               -        1,303,268
                                                                         --------------------------
                                                                           76,269        1,561,566
   Less accumulated depreciation                                           70,167          382,366
                                                                         --------------------------
                                                                         $  6,102       $1,179,200
                                                                         --------------------------
                                                                         --------------------------

7. NOTES PAYABLE

Notes payable consist of the following:


                                                                                  DECEMBER 31,
                                                                             1998          1997
                                                                         --------------------------
   Subordinated note payable, with a stated interest rate of 3% and
     interest imputed at 12%, due January 2004                           $  -          $1,593,750
   Accrued interest at the imputed 12% rate                                 -             195,184
                                                                         --------------------------
                                                                         $  -          $1,788,934
                                                                         --------------------------
                                                                         --------------------------

In January 1997, the Company entered into a subordinated promissory note with Elan as a result of the acquisition of certain assets of Elan. Principal and interest associated with this note were due January 2004.
This note was secured by the assets of the Company.

                                NM Holdings, Inc.
                   (Formerly known as Nutrition Medical, Inc.)

                    Notes to Financial Statements (continued)

8. LEASES

The Company leases its office and warehouse facility under a five year operating lease. The lease terminates on November 30, 2001, and requires the Company to pay its proportionate share of real estate taxes and operating expenses. The Company intends on subleasing its facility in May 1999 for the remaining portion of the lease. The Company has reserved $40,000 related to the first four months of 1999.

Future minimum lease commitments under the lease as of December 31, 1998 are as follows:


   1999                                                 $ 69,545
   2000                                                   69,360
   2001                                                   65,664
                                                       ---------
                                                        $204,569
                                                       ---------
                                                       ---------

Total rent expense under the operating lease for the years ended December 31, 1998 and 1997 was $126,900 and $90,383, respectively.

9. INCOME TAXES

At December 31, 1998 and 1997, the Company had net operating loss carryforwards for tax purposes of approximately $4,346,000 and $3,601,000, respectively. These net operating loss carryforwards are available to offset future taxable income through 2018 subject to limitations under Section 382 of the Internal Revenue Code due to changes in the equity ownership of the Company.

                                NM Holdings, Inc.
                   (Formerly known as Nutrition Medical, Inc.)

                    Notes to Financial Statements (continued)

9. INCOME TAXES (CONTINUED)

Significant components of deferred tax assets and liabilities are as follows:

                                                                                  DECEMBER 31,
                                                                             1998                1997
                                                                           -----------------------------
   Deferred tax assets:
     Net operating loss carryforwards                                       $ 2,351,000      $ 1,440,000
     Goodwill write-off                                                               -          692,000
     Depreciation                                                                80,000           32,000
     Inventory reserve                                                                -          258,000
     Accounts receivable allowance                                                5,000           13,000
     Accrued professional fees                                                        -           80,000
     Other accrued expenses                                                      52,000           22,000
                                                                           -----------------------------
   Net deferred income tax assets                                             2,488,000        2,537,000
   Valuation allowance                                                       (2,488,000)      (2,537,000)
                                                                           -----------------------------
   Net deferred income taxes                                                $         -      $        -
                                                                           -----------------------------
                                                                           -----------------------------

10. STOCK OPTIONS AND WARRANTS

STOCK OPTIONS

The Company has two stock option plans that include both incentive stock options and non-qualified stock options to be granted (the "Plans") to directors, officers, employees, consultants and others. As of December 31, 1998, the maximum number of shares of common stock reserved under the Plans is 225,000 shares. The Board of Directors establishes the terms and conditions of all stock option grants, subject to the Plans and applicable provisions of the Internal Revenue Code.

                                NM Holdings, Inc.
                   (Formerly known as Nutrition Medical, Inc.)

                    Notes to Financial Statements (continued)


10. STOCK OPTIONS AND WARRANTS (CONTINUED)

The following table summarizes activity under the Plans:

                                                                                                WEIGHTED
                                                 SHARES         PLAN OPTIONS OUTSTANDING        AVERAGE
                                               AVAILABLE        --------------------------   EXERCISE PRICE
                                               FOR GRANT       INCENTIVE     NON-QUALIFIED     PER SHARE
                                               ------------------------------------------------------------
   Balance at December 31, 1996                    61,562          65,125          98,313         $7.88
     Exercised                                          -            (250)         (1,750)         4.16
     Granted                                      (34,750)         29,125           5,625         11.88
     Canceled                                      30,125         (28,875)         (1,250)         9.36
                                               --------------------------------------------
   Balance at December 31, 1997                    56,937          65,125         100,938          8.52
     Granted                                     (125,000)              -         125,000          1.18
     Canceled                                      83,875         (64,500)        (19,375)         8.98
                                               --------------------------------------------
   Balance at December 31, 1998                    15,812             625         206,563         $3.80
                                               --------------------------------------------
                                               --------------------------------------------

The following table summarizes information about the stock options outstanding at December 31, 1998:

                                    OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                     ---------------------------------------------------   -------------------------------
                                          WEIGHTED          WEIGHTED                          WEIGHTED
      RANGE OF           NUMBER       AVERAGE REMAINING      AVERAGE           NUMBER         AVERAGE
  EXERCISE PRICES     OUTSTANDING     CONTRACTUAL LIFE   EXERCISE PRICE     EXERCISABLE    EXERCISE PRICE
------------------------------------------------------------------------   -------------------------------
    $ .62 - $ 1.20       125,000          10 years           $  1.18           119,375       $  1.19
     4.00 -   6.00        49,938           2 years              4.70            49,313          4.71
     8.00 -  17.00        32,250           3 years             13.19            32,250         13.19
                       ---------                                             ---------
                         207,188           7 years           $  3.80           200,938       $  3.80
                       ---------                                             ---------
                       ---------                                             ---------

Options outstanding under the Plans expire at various dates during the period from March 1999 through December 2008. The number of options exercisable as of December 31, 1998 and 1997 were 200,938 and 104,762, respectively, and are exercisable at a weighted average price of $3.80 and $6.56 per share, respectively. The weighted average fair value of options granted during the years ended December 31, 1998 and 1997 was $.51 and $1.29 per share, respectively.

                                NM Holdings, Inc.
                   (Formerly known as Nutrition Medical, Inc.)

                    Notes to Financial Statements (continued)


10. STOCK OPTIONS AND WARRANTS (CONTINUED)

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

Pro forma information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1998 and 1997: risk-free interest rate of 5.0% and 6.0%, respectively; dividend yield of 0% for both years; volatility factor of the expected market price of the Company's common stock of .61 and .71, respectively; and a weighted average expected life of the option of five years for both years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:


                                                                             1998              1997
                                                                    -----------------------------------
   Pro forma net loss                                               $  (10,569)          $  (4,248,128)
   Pro forma net loss per common share - basic and diluted          $     (.01)          $        (.78)

                                NM Holdings, Inc.
                   (Formerly known as Nutrition Medical, Inc.)

                    Notes to Financial Statements (continued)


10. STOCK OPTIONS AND WARRANTS (CONTINUED)

The pro forma effect on net loss of 1998 and 1997 is not representative of the pro forma effect on net loss in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

WARRANTS

In conjunction with various debt and equity financing activities, the Company has granted warrants to acquire up to 131,777 shares of the Company's Common Stock at exercise prices ranging from $3.50 - $16.80 (weighted average exercise price of $7.36). The total includes 50,000 shares issued in December 1998 in conjunction with the debt settlement arrangement with Elan Pharma, Inc. (see
Note 4).

11. LITIGATION SETTLEMENT

In August 1995, the Company was named as a defendant in a patent infringement lawsuit brought by Novartis, formerly Sandoz Nutrition. The complaint asserted that one of the Company's products, L-Emental-TM- Plus, infringed on two patents held by Novartis and asked for relief in the form of an injunction preventing the Company from selling the product, as well as damages of an unspecified amount.

On December 15, 1998, the Company entered into a Settlement and Mutual Release with Novartis whereby Novartis agreed to release all claims against the Company, and the Company paid Novartis $450,000 and agreed to discontinue production of its L-Emental-TM- Plus product. The Company recognized a charge to discontinued operations in December 1998 of $513,816 relating to the settlement payment and the write-off of the related product inventory.

12. SUBSEQUENT EVENT

In March 1999, the Company announced that they are actively engaged in negotiations with MJK Holdings, Inc. to merge the two companies. The execution of a definitive agreement is subject to the negotiation of terms and due diligence and is also subject to approval by the respective boards of directors and shareholders.

                                 INDEX TO EXHIBITS

      EXHIBIT NO.    DESCRIPTION
      -----------    -----------
      2.1(a)         Asset Purchase Agreement dated January 13, 1997, by and
                     between the Company and Elan Pharma, Inc.
      2.2(b)         Asset Purchase Agreement effective May 1, 1998, by and between the Company and Agrilink Foods, Inc.*
      2.3(c)         Asset Purchase Agreement dated July 27, 1998, between the Company and ZEVEX, Inc.
      2.4(d)         First and Second Amendments to Asset Purchase Agreement between the Company and ZEVEX, Inc.
      2.5(e)         Asset Purchase Agreement dated September 1, 1998, as amended through October 28, 1998, between the Company and GalaGen Inc.
      2.6(f)         Second Amendment to Asset Purchase Agreement between the Company and GalaGen Inc.
      3.1(f)         Second Restated Articles of Incorporation of the Company, as
                     amended
      4.1(g)         Promissory Note dated January 13, 1997, by the Company in favor of
                     Elan Pharma Inc.
      10.1(h)        1995 Long-Term Incentive and Stock Option Plan, as amended
      10.2(i)        1996 Non-Employee Director Stock Option Plan
      10.3(h)        Executive Employment Agreement dated October 1, 1996, between the
                     Company and William L. Rush
      10.4           Separation Agreement and General Release dated August 31, 1998, between the Company and William L. Rush
      10.5(i)        Office Lease dated October 15, 1993, between the Company and the
                     308 Corporation
      23             Consent of independent auditors
      24             Powers of Attorney (set forth on the Signature Page hereof)
      27             Financial Data Schedule (EDGAR only)
      99.1           Cautionary Statement
      99.2           Press Release dated March 17, 1999, announcing negotiations with
                     Miller, Johnson & Kuehn, Incorporated

________________________

(a) Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K filed on January 23, 1997.

(b) Incorporated by reference to Exhibit 2.2 to the Registrant's Form 10-KSB filed on March 31, 1998.

(c) Incorporated by reference to Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998.

(d) Incorporated by reference to Exhibits 2.2 and 2.3 to the Registrant's Form 8-K filed on January 7, 1999.

(e) Incorporated by reference to Exhibit B to the Registrant's Definitive Proxy Statement on Schedule 14A filed on December 9, 1998.

(f) Incorporated by reference to the exhibit of the same number to the Registrant's Form 8-K filed on January 7, 1999.

(g) Incorporated by reference to Schedule 2.01(b) to the Registrant's Form 8-K filed on January 23, 1997.

(h) Incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-KSB filed on March 31, 1997.

(i) Incorporated by reference to Exhibit 10.2 to the Registrant's previously filed Form SB-2 Registration Statement effective September 26, 1996.

* Confidential information has been omitted from such Exhibit and filed separately with the Commission pursuant to a confidential treatment request under Rule 24b-2.


                               Page 19 of 19 pages