Form 10QSB
period 1999-03-31
NM HOLDINGS INC
filed 1999-05-17
CIK 1001136

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

[ ]          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------

COMMISSION FILE NUMBER 0-22247

                                NM HOLDINGS, INC.
        (Exact name of Small Business Issuer as specified in its charter)

           MINNESOTA                                    41-1756256
  (State or other jurisdiction                      (I.R.S. Employer
of incorporation or organization)                 Identification Number)


            9850 51ST AVENUE NORTH, SUITE 110, MINNEAPOLIS, MN 55442
                    (Address of principal executive offices)


                                 (612) 551-9595
                           (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
   ---   ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

               Class                  Outstanding as of May 1, 1999
               -----                  -----------------------------
     Common Stock, $.04 par value           1,238,876 shares


Transitional Small Business Disclosure Format (Check one): Yes     No  X
                                                               ---    ---

                                NM HOLDINGS, INC.

                                      INDEX

                         PART I - FINANCIAL INFORMATION


                                                                     Page No.
                                                                     --------
Item 1.   Financial Statements

              Statements of Operations (Unaudited) For the Three
              Months Ended March 31, 1999 and 1998                       2

              Balance Sheets (Unaudited) As of March 31, 1999
              and December 31, 1998                                      3

              Statements of Cash Flows (Unaudited) For the Three
              Months Ended March 31, 1999 and 1998                       4

              Notes to Financial Statements (Unaudited)                  5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            7

                      PART II - OTHER INFORMATION

Item 5.   Other Information                                             11

Item 6.   Exhibits and Reports on Form 8-K                              11


                         PART I -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                                     NM HOLDINGS, INC.
                                                 STATEMENTS OF OPERATIONS
                                                        (UNAUDITED)
                                                --------------------------
                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                --------------------------
                                                    1999           1998
                                                -----------    -----------
Investment income                               $    17,534    $        --
Administrative expenses                             (59,511)            --
                                                -----------    -----------
Income from continuing operations                   (41,977)            --
Loss from discontinued operations                        --         49,153
                                                -----------    -----------
Net income (loss)                               $   (41,977)   $    49,153
                                                ===========    ===========

Loss per share data (basic and diluted):
Loss from continuing operations                 $      (.04)   $        --
Income from discontinued operations                      --            .04
                                                -----------    -----------
Net income (loss) per share                     $      (.04)   $       .04
                                                ===========    ===========
Weighted average number of shares outstanding     1,152,145      1,364,006


                 See accompanying notes to financial statements

                                NM HOLDINGS, INC.
                                 BALANCE SHEETS

                                                                         MARCH 31,     DECEMBER 31,
                                                                           1999            1998
                                                                        -----------    -----------
                                                                        (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                            $ 1,939,275    $ 1,935,368
   Net assets of discontinued operations                                      7,905             --
   Prepaid expenses                                                          28,283          6,547
                                                                        -----------    -----------
Total current assets                                                      1,975,463      1,941,915
Investment in GalaGen Inc.                                                  617,675        498,125
Equipment and office furniture, net                                             745          6,102
                                                                        -----------    -----------
Total assets                                                            $ 2,593,883    $ 2,446,142
                                                                        ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                     $    23,344    $        --
   Accrued payroll                                                               --          4,690
   Net liabilities of discontinued operations                                    --         58,658
                                                                        -----------    -----------
Total current liabilities                                                    23,344         63,348

Shareholders' equity:
   Undesignated Preferred Stock, $.04 par value:
   Authorized shares - 1,250,000
   Issued and outstanding shares - none                                          --             --
   Common Stock, $.04 par value:
   Authorized shares - 5,000,000 shares
   Issued and outstanding shares - 1,226,626 - 1999; 1,150,251 - 1998        49,065         46,010
   Paid-in capital                                                        8,813,552      8,706,435
   Accumulated other comprehensive income                                   119,550             --
   Accumulated deficit                                                   (6,411,628)    (6,369,651)
                                                                        -----------    -----------
Total shareholders' equity                                                2,570,539      2,382,794
                                                                        -----------    -----------
Total liabilities and shareholders' equity                              $ 2,593,883    $ 2,446,142
                                                                        ===========    ===========


                 See accompanying notes to financial statements

                                NM HOLDINGS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                               --------------------------
                                                                                   1999           1998
                                                                               -----------    -----------
OPERATING ACTIVITIES
Net income (loss)                                                              $   (41,977)   $    49,153
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
   Depreciation                                                                      1,002         75,829
   Changes in operating assets and liabilities:
       Accounts receivable                                                              --         48,601
       Inventories                                                                      --        756,893
       Prepaid expenses                                                            (21,736)        18,684
       Accounts payable                                                             23,344       (370,862)
       Accrued liabilities                                                          (4,690)      (191,968)
                                                                               -----------    -----------
Net cash provided by (used in) operating activities                                (44,057)       386,330

INVESTING ACTIVITIES
Sale (purchase) of equipment and office furniture                                    4,355        (52,422)
Decrease in net liabilities of discontinued operations                             (66,563)            --
                                                                               -----------    -----------
Net cash used in investing activities                                              (62,208)       (52,422)

FINANCING ACTIVITIES
Proceeds from issuance of Common Stock                                             110,172             --
                                                                               -----------    -----------
Net cash provided by financing activities                                          110,172             --
                                                                               -----------    -----------

Increase in cash                                                                     3,907        333,908
Cash at beginning of period                                                      1,935,368      1,647,482
                                                                               -----------    -----------
Cash at end of period                                                          $ 1,939,275    $ 1,981,390
                                                                               ===========    ===========

                 See accompanying notes to financial statements

                                NM HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The condensed financial statements as of March 31, 1999 and for the three-month periods ended March 31, 1999 and 1998 included in this Form 10-QSB have been prepared by NM Holdings, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

     The condensed financial statements presented herein as of March 31, 1999 and for the three-month periods ended March 31, 1999 and 1998 are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

2.   NATURE OF OPERATIONS

     NM Holdings, Inc., as a result of the disposition of its nutrition business operations in December 1998, has no meaningful operations. The Company intends to use its existing cash resources, together with debt or equity financing that may be available, to pursue the potential acquisition of other business opportunities. Prior to the December 1998 disposition, the Company, operating under the name Nutrition Medical, Inc., focused on the development and marketing of a line of branded generic critical care nutrition products for the hospital/nursing home market, as well as private label nutrition products for sale through retail chains.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     INVESTMENT IN MARKETABLE SECURITIES

     The Company's investments are comprised of marketable securities (common stock received in December 1998 relating to the sale of the Company's critical care nutrition formula product line to GalaGen Inc.) and are classified as available-for-sale. Available-for-sale securities are reported at fair value with a corresponding entry for any unrealized gains and losses recorded as a component of Shareholders' Equity in the account "Accumulated other comprehensive income."

                                NM HOLDINGS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

4.   MERGER WITH MJK HOLDINGS, INC.

     On March 25, 1999, the Company entered into an agreement with MJK Holdings, Inc. ("MJK") pursuant to which a newly formed wholly-owned subsidiary of the Company will merge with and into MJK, which shall then be a wholly-owned subsidiary of the Company. MJK is the parent company of Miller, Johnson & Kuehn, Incorporated, a brokerage and investment banking firm located in Minneapolis, Minnesota. Company shareholders will retain an approximate 6.4% interest in the Company following the merger transaction. The closing of the transaction is subject to various closing conditions, including, but not limited to, the approval of the Company's shareholders.

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

GENERAL

     Prior to December 23, 1998, the Company developed and sold generic critical care nutrition formula products and related delivery equipment and accessories for the hospital, nursing home and home health care markets, as well as private label adult nutrition products for sale through retail chains. In January 1998, the Company announced its intention to discontinue its private label adult nutrition business due to continued losses. Since its inception, the Company also incurred losses in its critical care nutrition business. Company management believed that the continued operation of the Company's critical care nutrition business was not viable due to the lack of synergy between its critical care products and the acquired feeding pump and plastic disposables business. Furthermore, the Company was experiencing increased competition from larger organizations and faced the risk of product obsolescence due to the limited amount of available research and development funding. Certain patent infringement lawsuits also adversely affected the Company's ability to market its product lines effectively.

     In light of the foregoing, the Board of Directors determined that it was in the best interest of the Company and its shareholders to discontinue the Company's critical care nutrition business operations. The Board of Directors believed that the Company would maximize shareholder value by selling the assets comprising the Company's current businesses and using the proceeds to settle outstanding debt incurred from the purchase of the pump and plastic disposables business from Elan Pharma, Inc. ("Elan"), and pursue the acquisition of other businesses. On December 23, 1998, the Company closed a sale transaction with ZEVEX, Inc. pursuant to which the Company sold all of its assets used in its pump and plastic disposables business, and a sale transaction with GalaGen Inc. pursuant to which the Company sold all of its assets used in its critical care business. The Company does not currently conduct any active business operations. Since December 23, 1998, the Company has used its existing cash resources to pursue a business combination with another entity engaged in other lines of business.

     The Company believes that the sale of its product lines, its reduction in liabilities through the cancellation of the Elan subordinated promissory note, and the reduction in the number of shares outstanding through the reacquisition of the Company's $.04 par value common stock (the "Common Stock") issued to Elan has positioned the Company as an attractive business partner for an entity seeking a strategic combination with a publicly traded corporation. Company management and the Board of Directors believe that such a combination will serve the interests of the Company's shareholders better than a liquidation of the Company and distribution of its assets to shareholders.

     On March 25, 1999, the Company entered into an agreement with MJK Holdings, Inc. ("MJK") pursuant to which a newly formed wholly-owned subsidiary of the Company will merge with and into MJK, which shall then be a wholly-owned subsidiary of the Company. MJK is the parent company of Miller, Johnson & Kuehn, Incorporated a brokerage and investment banking firm located in Minneapolis, Minnesota. Company shareholders will retain an approximate 6.4% interest in the Company following the merger transaction. The closing of the transaction is subject to various closing conditions, including, but not limited to, the approval of the Company's shareholders.

     If the Company's shareholders approve the agreement with MJK, it is the Board of Directors' intention to complete the transaction with MJK. If for any reason the transaction with MJK is not consummated, it is the Board of Directors' intention to pursue business combinations with entities engaged in other lines of business, using the Company's cash resources (approximately $1.9 million as of March 31, 1999) together with other resources. The consummation of any such alternative transaction may require additional debt or equity financing. However, the Company has no current plan to obtain additional financing and no assurance can be given that such financing will be available to acquire a particular business.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1999 AND 1998

          CONTINUING OPERATIONS

     The loss from continuing operations totaled $41,977 as of March 31,1999, and consists of recurring administrative expenses incurred in the period, offset by interest income earned in the same period.

     DISCONTINUED OPERATIONS

     The Company discontinued all operations in 1998. All pre-disposal activity associated with these operations in the 1998 period has been segregated and reported in a single line item "Loss from discontinued operations" in the Company's Statements of Operations.

     Sales included in discontinued operations for the three months ended March 31, 1998 totalled $2.2 million. During this period, the Company incurred direct and indirect expenses of approximately $2.15 million, resulting in net income of the $49,000 or $.04 per share, based on average outstanding shares of 1.4 million.

YEAR 2000

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

     The Company's current plans, as previously discussed, involve the pursuit of new investment opportunities. Due diligence with any potential acquisition candidate will include a review of any Year 2000 exposure.

     Since the Company has not yet consummated a business acquisition, the Company is unable to estimate Year 2000 compliance costs that may arise from such business acquisition opportunities.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has incurred losses and negative cumulative cash flows from operations. On September 26, 1996, the Company's initial public offering was declared effective and, in a transaction that closed on October 1, 1996, the Company sold 359,375 shares of the Company's common stock at $14.00 per share, including an over-allotment of 49,375 shares. After deducting all offering costs, net proceeds to the Company totaled $4.24 million. Prior to the initial public offering, the Company's principal source of cash and working capital had been from the private placement of the Company's common stock, through which the Company received approximately $2.8 million in net proceeds. In connection with activities and results of discontinued operations described above, the Company's net cash used in operations for the three months ended March 31, 1999, totaled $44,057, compared with cash provided by operations totaling $386,330 in the 1998 period. Net cash used in investing activities related to the discontinued operations totaled $262,293. As of March 31, 1999, cash and cash equivalents totaled $1,939,275. All unused funds are invested in U.S.Treasury-backed funds with maturities, generally ranging under three months.

     Management is unable to assess the Company's future liquidity and capital requirements due to the Company's stated desire to enter into different business opportunities. There can be no assurance that the Company will not be required to raise additional capital before the end of 1999, or any time thereafter, or that such capital will be available on acceptable terms, or at all, in order to successfully consummate business transactions.

                           PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

     (a) On May 7, 1999, the Company received a determination from a Nasdaq List Qualification Panel (the "Panel") that the Common Stock would be delisted from trading on The Nasdaq SmallCap Market effective as of the close of trading on the same date. The determination follows an oral delisting hearing held on March 26, 1999. In its decision, the Panel noted that the Company's current status as a "shell" corporation with no active business operations did not provide investors sufficient information to determine the potential of an investment in the Company. The Company's current market makers are in the process of complying with the applicable requirements for trading the Common Stock in the Over the Counter Bulletin Board. In its order, the Panel invited the Company to apply for initial listing of its securities upon the consummation of the merger transaction with MJK (the "Merger"). In light of the Panel's invitation to apply for listing upon consummation of the Merger, the Company and MJK intend to proceed with the consummation of the Merger and intend to apply for listing of the Company's securities, including shares of Common Stock issued to MJK shareholders in connection with the Merger, on The Nasdaq National Market System.

     (b) Hilding C. Nelson resigned as a director of the Company effective March 31, 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are included with this quarterly report on Form 10-QSB as required by Item 601 of Regulation S-B.


Exhibit
Number                                   Description
-------    --------------------------------------------------------------------
  2.1      Agreement and Plan of Reorganization by and among the Company, MJK
           Holdings, Inc., and NM Merger Co. dated March 25, 1999, as amended on
           May 7, 1999
 11.1      Statement of Computation of Loss Per Share
 27        Financial Data Schedule
 99.1      Cautionary Statement


     (b) Reports on Form 8-K. The Company filed a Form 8-K on January 7, 1999, in connection with the consummation of the sale transactions between the Company and ZEVEX, Inc. and GalaGen Inc., respectively, the Company's corporate name change from Nutrition Medical, Inc. to NM Holdings, Inc., and the settlement of the litigation proceeding with Novartis Nutrition. The Company filed a Form 8-K/A on March 3, 1999, which included proforma financial information of the Company in connection with the ZEVEX, Inc. and GalaGen Inc. sale transactions.

                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   May 17, 1999             NM HOLDINGS, INC.

                                  By:   /s/ Richard J. Hegstrand
                                        ----------------------------------------
                                        Richard J. Hegstrand
                                        Chief Operating Officer
                                        (both on behalf of the Registrant and as
                                        principal financial officer)