Form 10QSB
period 1999-06-30
STOCKWALK COM GROUP INC
filed 1999-08-16
CIK 1001136

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ________ TO _________



COMMISSION FILE NUMBER:    0-22247

                            STOCKWALK.COM GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

               MINNESOTA                                     41-1756256
      (State or other jurisdiction                        (I.R.S. Employer
   of incorporation or organization)                    Identification Number)

            5500 WAYZATA BOULEVARD, SUITE 800, MINNEAPOLIS, MN 55416
                    (Address of principal executive offices)


                                 (612) 542-6000
                           (Issuer's telephone number)


                                NM HOLDINGS, INC.
                        9850 51ST AVENUE NORTH, SUITE 110
                              MINNEAPOLIS, MN 55442
                                   DECEMBER 31

            (Former name, former address and former fiscal year, if
                            changed since last report)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
         ---   ---

           APPLICABLE ONLY TO CORPORATE ISSUERS INVOLVED IN BANKRUPTCY

                  PROCEEDINGS DURING THE PRECEEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of
securities under a plan confirmed by the court. Yes    No     Not applicable
                                                   ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:


          Class:                              Outstanding as of August 13, 1999:
Common Stock, $.04 par value                           19,292,272 shares

         Transitional Small Business Disclosure Format (check one):

Yes    No X
   ---   ---

                            STOCKWALK.COM GROUP, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

     -    Balance Sheets (Unaudited) As of June 30, 1999 and December 31, 1998            3, 8

     -    Statements of Operations (Unaudited) For the Three and Six Months
          Ended June 30, 1999 and 1998                                                    4, 9

     -    Statements of Cash Flows (Unaudited) For the Six Months Ended June 30,
          1999 and 1998                                                                   5, 10

     -    Notes to Financial Statements (Unaudited)                                       6, 11

Item 2.   Management's Discussion and Analysis of Financial

     -    Condition and Results of Operations                                             6, 14




PART II - OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds                                       18

Item 5.   Other Information                                                               18

Item 6.   Exhibits and Reports on Form 8-K                                                18

PART I--FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                             STOCKWALK.COM GROUP, INC.
                             (F/K/A NM HOLDINGS, INC.)
                                  BALANCE SHEETS

                                                                                        JUNE 30,                DECEMBER 31,
                                                                                          1999                      1999
                                                                                       (UNAUDITED)               (AUDITED)
                                                                                  ----------------------    ---------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                                $ 1,913,355              $ 1,935,368
   Net assets of discontinued operations                                                              -                        -
   Prepaid expenses                                                                              24,720                    6,547
                                                                                  ----------------------    ---------------------
                                                                                  ----------------------    ---------------------
Total current assets                                                                          1,938,075                1,941,915
Investments in GalaGen Inc.                                                                     757,150                  498,125
Equipment and office furniture, net                                                                   -                    6,102
                                                                                  ----------------------    ---------------------
Total assets                                                                                $ 2,695,225              $ 2,446,142
                                                                                  ----------------------    ---------------------
                                                                                  ----------------------    ---------------------


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                         $    94,672              $         -
   Accrued payroll                                                                                    -                    4,690
    Net liabilities of discontinued operations                                                  (23,129)                  58,658
                                                                                  ----------------------    ---------------------
Total current liabilities                                                                        71,543                   63,348

Shareholders' equity:
   Undesignated Preferred Stock, $.04 par value:
      Authorized shares--1,250,000
       Issued and outstanding shares--none                                                            -                        -
   Common Stock, $.04 par value:
       Authorized shares--5,000,000
       Issued and outstanding shares--1,260,751 on
       June 30, 1999; 150,251 on December 31, 1998                                               50,430                   46,010
   Paid-in capital                                                                            8,901,413                8,706,435
   Accumulated other comprehensive income                                                       259,025                        -
   Accumulated defecit                                                                       (6,587,186)              (6,369,651)
                                                                                  ----------------------    ---------------------
Total shareholders' equity                                                                    2,623,682                2,382,794
                                                                                  ----------------------    ---------------------
Total liabilities and shareholders' equity                                                  $ 2,695,225              $ 2,446,142
                                                                                  ----------------------    ---------------------
                                                                                  ----------------------    ---------------------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            STOCKWALK.COM GROUP, INC.
                            (F/K/A NM HOLDINGS, INC.)
                            STATEMENTS OF OPERATIONS

                                                                     (UNAUDITED)                        (UNAUDITED)
                                                                   THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                        JUNE 30,                          JUNE 30,
                                                                   1999            1998              1999           1998
                                                                   ----            ----              ----           ----
Investment income                                            $     19,641     $        -        $    37,175    $        -
Administrative expenses                                           195,199              -            254,711             -
                                                             --------------------------------   ------------------------------
Loss from continuing operations                                  (175,558)             -           (217,536)            -
Income (loss)from discontinued operations                               -       (120,477)                 -       (71,324)
                                                             --------------------------------   ------------------------------
Net income (loss)                                            $   (175,558)    $ (120,477)        $ (217,536)   $  (71,324)

Loss per share data (basic and diluted):
Loss from continuing operations                              $      (0.14)    $        -         $    (0.18)   $        -
Loss from discontinued operations                                       -          (0.09)                 -         (0.05)
                                                             --------------------------------   ------------------------------
Net income (loss) per share                                  $      (0.14)    $    (0.09)        $    (0.18)   $    (0.05)
Weighted average number of shares outstanding                   1,238,197      1,364,005          1,195,345     1,364,005



SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                   STOCKWALK.COM GROUP, INC.
                                   (F/K/A NM HOLDINGS, INC.)
                                   STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)

                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                             1999                         1998
                                                                   -------------------------    -------------------------
OPERATING ACTIVITIES
Net income(loss)                                                                $  (217,536)                 $   (71,324)
Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
       Reserve for bad debts                                                              -                       22,467
       Depreciation                                                                   1,747                      160,758
Changes in assets and liabilities:
     Accounts receivable                                                                  -                      399,336
     Inventories                                                                          -                      799,850
     Prepaid expenses                                                               (18,173)                      19,682
     Accounts payable                                                                94,672                     (291,766)
     Accrued liabilities                                                             (4,690)                    (247,894)
                                                                   -------------------------    -------------------------
Net cash (used in)/provided by operating activities                                (143,980)                     791,109

INVESTING ACTIVITIES
Sale(purchase) of equipment and office furniture                                      4,355                      (60,000)
Decrease in net liabilities of discontinued operations                              (81,787)                           -
                                                                   -------------------------    -------------------------
Net cash (used in)/provided by operating activities                                 (77,432)                     (60,000)

FINANCING ACTIVITIES
Proceeds from issuance of common stock                                              199,399                            -
                                                                   -------------------------    -------------------------
Net cash provided by/(used in) financing activities                                 199,399                            -

Net (decrease)/increase in cash                                                     (22,013)                     731,109
Cash at beginnning of period                                                      1,935,368                    1,647,482
                                                                   -------------------------    -------------------------
Cash at end of period                                                           $ 1,913,355                  $ 2,378,591
                                                                   -------------------------    -------------------------
                                                                   -------------------------    -------------------------

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

                            STOCKWALK.COM GROUP, INC.
                            (F/K/A NM HOLDINGS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

The condensed financial statements as of June 30, 1999 and for the three and six-month periods ended June 30, 1999 and 1998 included in this Form 10-QSB have been prepared by STOCKWALK.COM GROUP, INC. f/k/a NM HOLDINGS, INC. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

The condensed financial statements presented herein as of June 30, 1999 and for the three and six-month periods ended June 30, 1999 and 1998 are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

2.       NATURE OF OPERATIONS

In December 1998 the Company sold its nutrition business and had no active business operations until completion of the merger with MJK Holdings, Inc. ("MJK") on July 7, 1999 at which time its name was changed to Stockwalk.com Group, Inc.. The financial statements of the Company at June 30, 1999 and June 30, 1998 and for the periods then ended reflect only the historical operations of the Company without giving effect to the transaction described above. On July 7, 1999, the Company completed an agreement with MJK Holdings, Inc. ("MJK") pursuant to which a newly formed wholly-owned subsidiary of the Company was merged with and into MJK, creating a wholly-owned subsidiary of the Company. MJK is the parent company of Miller, Johnson & Kuehn, Incorporated, a brokerage and investment banking firm headquartered in Minneapolis, Minnesota. Company shareholders retained an approximate 6.4% interest in the Company following the merger transaction. The transaction was approved by the Company's shareholders on July 6, 1999. The transactions consummated on July 7 are described in more detail in the Proxy Statement dated June 15, 1999.

3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVESTMENT IN MARKETABLE SECURITIES
Investments are comprised of marketable securities (common stock received in December 1998 relating to the sale of the critical care nutrition formula product line to GalaGen Inc.) and are classified as available-for-sale. Available-for-sale securities are reported at fair value with a corresponding entry for any unrealized gains and losses recorded as a component of Shareholders' Equity in the account "Accumulated other comprehensive income."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT
This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases "believes," "anticipates," "intends," "will likely result," "estimates," "projects" or similar expressions are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date made. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances after the date of such statements. Readers should carefully review and consider the disclosures made by the Company in this report and in our other reports filed with the Securities and Exchange Commission that discuss the risks and factors that may affect our business. Such forward-looking statements are qualified by the cautions and risk factors set forth under the "Cautionary Statement" filed as exhibit 99.1 to this Form 10-QSB.

GENERAL
Prior to December 23, 1998, the Company developed and sold generic critical care nutrition formula products and related delivery equipment and accessories for the hospital, nursing home and home health care markets, as well as private label adult nutrition products for sale through retail chains. On December 23, 1998, we sold to ZEVEX, Inc. all of our assets used in our pump and plastic disposables business, and sold to GalaGen Inc. all of our assets used in our critical care business. Following these transactions, we did not conduct any active business operations.

On July 7, 1999, we completed the agreement with MJK described in Note 2 of Notes to Financial Statements.

RESULTS OF OPERATIONS SIX MONTHS ENDED JUNE 30, 1999 AND 1998

CONTINUING OPERATIONS
The loss from continuing operations totaled $217,536 as of June 30, 1999, and $0 as of June 30, 1998, and consisted of recurring administrative expenses incurred in the period, offset by interest income earned in the same period.

DISCONTINUED OPERATIONS
The Company discontinued all operations in 1998. All pre-disposal activity associated with these operations in the 1998 period has been segregated and reported in a single line item "Loss from discontinued operations" in the Company's Statements of Operations.

Approximately $136,000 of the $217,536 net loss for the six months ended June 30, 1999 was directly related to costs associated to the merger with MJK.

LIQUIDITY AND CAPITAL RESOURCES
Since inception, we have incurred losses and negative cumulative cash flows from operations. On September 26, 1996, our initial public offering was declared effective and, in a transaction that closed on October 1, 1996, we sold 359,375 shares of the our common stock at $14.00 per share, including an over-allotment of 49,375 shares. After deducting all offering costs, net proceeds to the Company totaled $4.24 million. Prior to the initial public offering, our principal source of cash and working capital had been from the private placement of our common stock, through which we received approximately $2.8 million in net proceeds. In connection with activities and results of discontinued operations described above, our net cash used in operations for the six months ended June 30, 1999, totaled $143,980, compared with cash provided by operations totaling $791,109 in the 1998 period. Net cash used in investing activities related to the discontinued operations totaled $77,432. As of June 30, 1999, cash and cash equivalents totaled $1,913,355. All unused funds are invested in U.S. Treasury-backed funds with maturities, generally ranging under three months. Liquidity and capital post consummation of MJK transaction on July 7, 1999 will depend on MJK's business. See MJK's Management Discussion and Analysis, Liquidity and Capital Resources section.

                         STOCKWALK.COM GROUP, INC.
                PRO-FORMA STATEMENTS OF FINANCIAL CONDITION
                                (UNAUDITED)

                                                                                 JUNE 30, 1999            MARCH 31, 1999
                                                                            ------------------------  -----------------------
ASSETS
Cash and cash equivalents                                                             $   7,621,610            $   5,139,936
Cash and investments segregated under federal and
   other regulations (primarily U.S. Government obligations                              72,409,761               73,130,503
Receivables from customers                                                              150,744,803              139,910,839
Receivable from brokers and dealers                                                      65,754,587               69,616,726
Receivable from clearing organization                                                       833,726                  733,580
Investments                                                                                 757,150                  617,675
Trading securities owned, at market                                                      18,833,399               15,265,814
Secured demand notes receivable, collateralized by securities                             8,450,000                9,675,000
Furniture, equipment and leasehold improvements, net                                      2,796,204                2,201,657
Goodwill                                                                                  1,415,175                1,380,156
Other assets                                                                              5,435,862                7,274,847
                                                                            ------------------------  -----------------------
TOTAL ASSETS                                                                          $ 335,052,277            $ 324,946,733
                                                                            ------------------------  -----------------------
                                                                            ------------------------  -----------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term borrowings                                                                 $  40,000,000            $  33,900,000
Payables to customers                                                                   204,677,969              203,313,836
Payables to brokers and dealers                                                          48,692,650               43,388,593
Payable to clearing Broker                                                                8,221,589                9,975,000
Trading securities sold but not yet purchased, at market                                    690,802                  812,212
Notes payable                                                                             4,305,331                4,538,114
Liabilities subordinated to claims of general creditors                                   8,450,000                9,675,000
Other liabilities                                                                        11,145,756                9,762,295
                                                                            ------------------------  -----------------------
TOTAL LIABILITIES                                                                     $ 326,184,097            $ 315,365,050

Shareholders'equity:
  Common Stock, $.01 par value;
      Authorized shares:  50,000,000
      Issued and outstanding shares:  4,255,971                                              92,990                   91,625
  Preferred Stock
      Authorized shares:  5,000,000
      Issued and outstanding shares:  June - 571,000; March - 558,000                     4,482,350                4,380,300
Paid-in capital                                                                          11,441,379               11,353,518
Retained earnings                                                                        (7,148,539)              (6,243,760)
                                                                            ------------------------  -----------------------

                                                                            ------------------------  -----------------------
TOTAL SHAREHOLDER'S EQUITY                                                                8,868,180                9,581,683
                                                                            ------------------------  -----------------------
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY                                              $ 335,052,277            $ 324,946,733
                                                                            ------------------------  -----------------------
                                                                            ------------------------  -----------------------

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

                            STOCKWALK.COM GROUP, INC.
                 PRO-FORMA STATEMENTS OF FINANCIAL OPERATIONS
                                  (UNAUDITED)

                                                             THREE MONTHS ENDING JUNE 30,
                                                       ------------------    ------------------
                                                              1999                  1998
                                                       ------------------    ------------------
REVENUES:
     Trading profits                                        $  2,021,729           $ 3,674,755
     Interest                                                  4,197,230             4,070,528
     Commissions                                               2,578,109             2,587,330
     Investment Banking                                        2,468,374             2,047,047
     Clearing fees                                             1,114,585               699,767
     Other income                                                824,767               583,460
                                                       ------------------    ------------------
TOTAL REVENUES                                                13,204,794            13,662,887


EXPENSES:
      Employee compensation and benefits                       7,095,828             6,414,849
      Clearing fees                                              951,518               580,537
      Occupancy and equipment                                    952,948               890,554
      Communication                                            1,548,866             1,322,470
      Interest                                                 3,065,181             3,239,646
      Other expense                                            1,319,487               710,915
                                                       ------------------    ------------------
TOTAL EXPENSES                                                14,933,828            13,158,971

Income (loss) before income taxes                             (1,729,034)              503,916
Income tax expense (benefit)                                     684,780              (111,600)
                                                       ------------------    ------------------
Income (loss) from continuing operations                      (1,044,254)              392,316
                                                       ------------------    ------------------

Income (loss ) from discontinued operations                            -              (120,477)
                                                       ------------------    ------------------

Net income                                                  $ (1,044,254)          $   271,839
                                                       ------------------    ------------------
                                                       ------------------    ------------------

Basic and diluted earnings per share                        $      (0.19)          $      0.07

Weighted average common shares outstanding                     5,451,316             5,619,976


SEE ACCOMANYING NOTES TO THE FINANCIAL STATEMENTS.

                          STOCKWALK.COM GROUP, INC.
                      PRO-FORMA STATEMENTS OF CASH FLOW
                                (UNAUDITED)

                                                                 THREE MONTHS ENDING JUNE 30,
                                                                   1999              1998
                                                             -----------------------------------
OPERATING ACTIVITIES
Net income(loss)                                                  $ (1,044,254)       $ 271,839
Reserve for bad debts                                                        -           22,467
Depreciation and amortization                                          236,313          311,014
Changes in op assets and liabilities
     Cash and securities seg'd                                         720,742       31,367,103
     Customer receivables and payables                              (9,469,831)     (32,741,163)
     Broker and dealer receivables and payables                      9,166,196          (99,869)
     Clearing organization receivables and payables                 (1,853,557)      (2,103,001)
     Tradings securities and securities sold but not yet purchased                   (7,335,597)
     Other assets and liabilities                                    3,237,670          921,568
                                                             -----------------------------------
Net cash (used in)/provided by operating activities                 (2,695,717)      (9,385,639)

INVESTING ACTIVITIES
Acquisition of Apollo Securities                                       (62,081)               -
Decrease in net liabilities of discontinued operations                 (15,224)               -
Net purchases of furniture, equipment and leasehold                   (803,799)        (212,861)
                                                             -----------------------------------
Net cash (used in)/provided by operating activities                   (881,104)        (212,861)

FINANCING ACTIVITIES
Increase (decrease) in short-term borrowings                         6,100,000        9,700,000
Payments on notes payable                                             (232,783)         (76,227)
Proceeds from issuance of common stock                                  89,227                -
Issuance of preferred stock                                            102,050                -
                                                             -----------------------------------
Net cash provided by/(used in) financing activities                  6,058,494        9,623,773

Net (decrease)/increase in cash and cash equivalents                 2,481,674           25,273
Cash at beginnning of period                                         5,139,936        5,264,274
                                                             -----------------------------------
Cash and cash equivalents at end of period                         $ 7,621,610      $ 5,289,547
                                                             -----------------------------------
                                                             -----------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid(received) during the quarter
     Interest                                                      $ 3,009,360      $ 3,167,388
                                                             -----------------------------------
                                                             -----------------------------------
     Income taxes (refunds)                                        $   802,700      $     4,874
                                                             -----------------------------------
                                                             -----------------------------------

SEE ACCOMANYING NOTES TO THE FINANCIAL STATEMENTS.

                            STOCKWALK.COM GROUP, INC.
                     NOTES TO PRO-FORMA FINANCIAL STATEMENTS

BASIS OF PRESENTATION

These pro-forma financial statements are presented as a combination of the respective statements of MJK Holdings, Inc. and Stockwalk.com Group, Inc. for the periods shown, and have been prepared pursuant to the Rules and Regulations of the SEC and, therefore, do not include all information and notes required by generally accepted accounting principles for complete financial statements. These footnotes to the pro-forma statements are only applicable to MJK Holdings, Inc. (Separate footnotes for the stand-alone Stockwalk.com Group, Inc. financial statements are presented elsewhere in this filing.) The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         DESCRIPTION OF BUSINESS

         On July 7, 1999 the Company acquired through merger MJK Holdings, Inc. (MJK). MJK is the holding company of Miller, Johnson, & Kuehn, Incorporated (MJKI), MJK's primary subsidiary, and two other wholly-owned subsidiaries whose activities are not significant to MJK's financial information on a consolidated basis. MJKI is a securities broker-dealer headquartered in Minneapolis, Minnesota with branch offices in Saint Paul, Minnesota; Scottsdale, Arizona; La Jolla, California; Clearwater, Florida; Chicago, Illinois; and Dallas and Houston, Texas. MJKI is a member of the National Association of Securities Dealers, Inc. (NASD), the Securities Investor Protection Corporation (SIPC) and the Chicago Stock Exchange. MJKI's primary business involves a combination of retail, principal and agency transactions along with corporate and public financing originations. In addition, MJKI provides a broad range of securities transaction processing services to other broker-dealers. MJK and MJKI are hereinafter collectively referred to as the "Company."

2.       FINANCING ARRANGEMENTS

         The Company had discretionary lines of credit totaling $60,000,000 at June 30, 1999 and 1998 which are secured by Company-owned securities, customer securities collateralizing liabilities subordinated to claims of general creditors and unpaid customer securities. These lines are payable on demand. Borrowings on the lines bear interest at various rates over the bank's cost of funds; such rates generally vary daily. As of June 30, 1999 and 1998, there were $20,000,000 and $38,700,000 available under these lines of credit, respectively. A compensating balance arrangement exists with respect to one of the Company's discretionary lines of credit.

         At June 30, 1999, MJK had a note payable of $3,450,000 that was secured by the Company's ownership interest in MJKI. The note bears an interest rate of the bank's reference rate unless MJK's investment account balance at the bank is less than the principal balance of the note. If MJK's investment account at the bank is less than the principal balance of the note, the note bears an interest rate of the bank's reference rate plus one-half of one percent. The interest rate on the note at June, 1999 was 7.75%. The note matures in installments through July 31, 2000.

         MJK also has various notes payable at June 30, 1999 and 1998 of $855,331 and $1,176,294, respectively, which were secured by all furniture and equipment. Borrowings bear interest at either a fixed rate or various rates over the bank's cost of funds; such rates generally vary daily. The interest rates ranged from 7.00% to 8.75% as of June 30, 1999 and 7.00% to 9.50% as of June 30, 1998. The notes mature at various dates through October 10, 2002.

         The Company's notes payable at June, 1999 mature as follows:

                 Year ending March 31:
                      2000                        $      686,990
                      2001                             3,226,959
                      2002                               243,366
                      2003                               148,016
                                                  ----------------
                                                  $    4,305,331
                                                  ----------------
                                                  ----------------

3.       SHAREHOLDER'S EQUITY

         MJK is authorized to issue up to 5,000,000 shares of preferred stock. In April 1999, the Company issued 13,000 shares of Series I Non-Voting Convertible Preferred Stock at $7.85 per share, bringing the total to 571,000. The Series I Non-Voting Convertible Preferred Stock has no dividend rights and is convertible to common stock if the Company consolidates or merges with another company. The Company's Board of Directors may issue one or more series of preferred stock and fix the voting rights, liquidation preferences, dividend rights, repurchase rights, conversion rights, and redemption rights and terms of the preferred stock. The Convertible Preferred Stock was converted into Common Stock of Stockwalk.com Group, Inc. on July 7, 1999.


4.       NET CAPITAL REQUIREMENTS AND DIVIDEND RESTRICTIONS

         The Company is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (Rule 15c3-1) which requires the maintenance of minimum net capital. The Company has elected to use the alternative method permitted by Rule 15c3-1 which requires that the Company maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions, as defined. At June 30, 1999, the Company's net capital of $9,412,429 was 6% of aggregate debit balances and $5,675,709 in excess of required net capital. The net capital rule also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debits.

         Under the provisions of financing arrangements entered into during fiscal 1998, the Company may not declare or pay dividends on any of its outstanding capital stock.


5.       RELATED PARTY TRANSACTIONS

         The Company also had $1,544,929 and $1,409,966 of notes receivable from employees which are included in other assets as of June, 1999 and 1998, respectively. The amounts consist of 35 and 24 notes which bear various interest rates and mature at various dates through 2003 at June, 1999 and 1998, respectively.


6.       SEGMENTS

         The Company's reportable segments are as follows: clearing services, retail sales, investment banking, and other. The clearing services segment consists of clearing services provided on a fully-disclosed basis to approximately 35 other broker-dealers. The retail segment consists of various retail branch locations which conduct security transactions for individual and institutional investors. The investment banking segment consists of the management, co-management, and participation by the Company in the underwriting of corporation equity and debt securities. Other consists of general corporate, administrative support functions, and net gains or losses on the investment account.

         Segment results are derived from the Company's branch location profitability reporting system. Intersegment transactions are measured on the same basis as if the transactions occurred with external customers. In reviewing the segment operating results, the company's operating decision makers do not distinguish between intersegment transactions and external customer transactions. Intersegment revenue is eliminated to reconcile total segment revenue to consolidated revenue. Income tax expense or benefit is not allocated to the Company's operating segments. The Company does not provide balance sheet data for segment reporting as this data is not measured for its operating segments.

Information concerning operations in these segments of business is as follows:

SEGMENT INFORMATION


                                                          (IN THOUSANDS)
----------------------------------------------------------------------------------------------------------
QUARTERS ENDED JUNE 30,                                          1999                       1998
----------------------------------------------------------------------------------------------------------
Revenue:
  Clearing Services                                               $ 6,286                   $ 5,826
  Retail Sales                                                      5,536                     6,829
  Investment Banking                                                1,069                       923
  Other                                                               367                       172
----------------------------------------------------------------------------------------------------------
                                                                  $13,258                   $13,749
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
Pretax income (loss):
  Clearing Services                                                  $711                   $   683
  Retail Sales                                                     (2,069)                     (199)
  Investment Banking                                                   38                        20
  Other                                                              (234)                        -
----------------------------------------------------------------------------------------------------------
                                                                  ($1,553)                  $   504
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------


Reconciliation of segment revenue to consolidated revenue:
----------------------------------------------------------------------------------------------------------
QUARTERS ENDED JUNE 30,                                           1999                     1998
----------------------------------------------------------------------------------------------------------
Segment Revenue                                                   $13,258                   $13,749
Stockwalk.com Group Inc.                                               20                         -
Intersegment eliminations                                             (73)                      (86)
----------------------------------------------------------------------------------------------------------
Consolidated Revenue:                                             $13,205                   $13,663
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------


Reconciliation of segment income to consolidated income:
----------------------------------------------------------------------------------------------------------
YEARS ENDED JUNE 30,                                               1999                     1998
----------------------------------------------------------------------------------------------------------
Pretax income (loss):                                             ($1,553)                     $504
Elimination                                                         ($176)                        -
----------------------------------------------------------------------------------------------------------
Conslidated pretax income (loss):                                 ($1,729)                     $504
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------

                       MJK HOLDINGS, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

This discussion should be read in conjunction with Management's Discussion and Analysis relating to MJK Holdings, Inc. contained in Stockwalk.com Group, Inc.'s Proxy Statement Regarding Special Meeting, form DEFS14A filed with the Commission on June 14, 1999. The discussion to follow relates only to the business operations of MJK Holdings, Inc. and its subsidiaries, which in management's opinion fairly represents the continuing business operations of Stockwalk.com Group, Inc. taken as a whole.

GENERAL

MJK, through its subsidiary, Miller, Johnson & Kuehn, Incorporated, a Minneapolis-based regional broker-dealer, engages primarily in principal transactions, commission business, investment banking activities, and customer financing. In addition, Miller, Johnson & Kuehn, Incorporated acts as a fully-disclosed clearing broker for approximately 35 brokerage firms. MJK, through a separate subsidiary, Stockwalk.com has commenced development of an online broker-dealer.

MJK's business is highly competitive and sensitive to many factors beyond the control of MJK, including the volatility and price level of securities markets; the volume, size and timing of securities transactions, the level and volatility of interest rates, local and national economic conditions and demand for services and investment products. In addition, a significant portion of MJK's expenses, including salaries, benefits, occupancy and communications, as well as legal expenses incurred in connection with customer complaints typically predicated on investment losses, are relatively fixed and do not vary with market activity. Consequently, MJK's revenue and net income have been and may continue to be subject to fluctuations.

During the three most recent completed calendar years, the equity markets in the United States have experienced an unprecedented rise, spurring record levels of transaction volume and capital market activity. These conditions have led to record results in many sectors of the financial services industry.

THREE MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

Revenues from trading profits decreased $1.7 million or 45 percent compared to the same quarter in fiscal 1999. A majority of the decline was due to trading losses incurred as we significantly reduced our equity inventory positions during the quarter. In assessing our exposure to overall market risk, we chose to reduce our equity exposure to a level that is appropriate for a public company with our capitalization.

Investment banking revenue for the quarter ended June 30, 1999 was $2.5 million, an increase of $.5 million or 21 percent from the year ended June 30, 1998. This increase was driven by strong fees from our fixed income department.

Clearing fee income for the quarter ended June 30, 1999 was $1.1 million, an increase of $.4 million or 59 percent over the same quarter in the prior year, reflecting growth in the correspondent clearing business. Other income increased 41 percent to $.8 million compared to the same quarter in fiscal 1999. A strong portion of this increase is a direct result of increased ticket volume.

Employee compensation and benefits rose approximately $.7 million or 11% over the prior year as we increased our overall staffing levels in several areas. The clearing division added a number of employees to help handle our increasing clearing volume. Additionally, there were several key hires in research, compliance, and in our investment banking group. MJK also increased staffing to address the development of the online brokerage, Stockwalk.com. Staffing costs will continue to accelerate as activity at Stockwalk.com continues.

Clearing fees expenses for the quarter ended June 30, 1999 totaled $1.0 million, an increase of $.4 million or 67 percent from the quarter ended June 30, 1998, which was attributable to the growth in MJK's clearing services business in fiscal 1999. During the quarter ended June 30, 1999, our clearing services department processed 152,399 tickets, compared to 115,501 tickets processed for the quarter ended June 30, 1998, an increase of 32 percent.

Occupancy and equipment expense saw a small increase from $.9 million for the quarter ended June 30, 1998 to $1.0 for the quarter ended June 30, 1999 (7 percent) as the clearing division leased additional space. Occupancy expense will increase as additional space is leased to accommodate growth in the online brokerage, Stockwalk.com and the clearing division.

Expenses related to our communication needs for the quarter ended June 30, 1999 totaled $1.5 million, an increase of $.2 million or 15 percent from the quarter ended June 30, 1998. Improvements in the wide area network, increases in volume-related changes with MJKI's service bureau, and the addition of various data services to the installed base represented a significant portion of the increase. MJKI will continue to bolster our technological resources to accommodate the expansion of the clearing services business and the development of our internet trading service.

Other operating expenses for the first quarter of $1.1 million, were a $.4 million or 57 percent increase over the prior quarter ended June 30, 1998. The increase reflects additional costs associated with the merger with NM Holdings, Inc. as well as certain miscellaneous start-up costs of the online brokerage subsidiary, Stockwalk.com.

Interest expense for the quarter ended June 30, 1999 was $3.1 million, a slight decrease of less than $.2 million or 5 percent from the quarter ended June 30, 1998. Despite relatively consistent customer deposit levels, rates paid on deposits were slightly lower in this quarter which was consistent with prevailing rates.

LIQUIDITY AND CAPITAL RESOURCES

MJK assets consist primarily of cash and assets readily convertible into cash. Securities inventories are stated at market value and are generally readily marketable. Customer margin loans are collateralized by securities and have floating interest rates. Other receivables and payables with customers and other brokers and dealers usually settle transactions within three days following the date of transaction. Operations are financed by equity capital, bank lines of credit, proceeds from sales of securities, non-interest bearing liabilities such as checks and drafts payable, payables to customers and employee compensation payable. Due to the liquid nature of our balance sheet, the fluctuations in cash flows from financing activities are directly related to operating activities.

As a securities broker-dealer, Miller, Johnson & Kuehn, Incorporated is required by Commission regulations to meet certain liquidity and capital standards. At June 30, 1999, MJKI had net capital, as defined in the Commission's Uniform Net Capital Rule (Rule 15c3-1), of $8.6 million, which exceeded the minimum net capital requirements by $5.7 million. At June 30, 1999, regulatory capital consisted of shareholder's equity of approximately $6.2 million and approximately $8.4 million of customer securities collateralizing liabilities subordinated to claims of general creditors.

Margin loans to customers as of June 30, 1999 are generally equivalent to 1998 levels. Margin loans to customers totaled approximately $150.7 million as of June 30, 1999, compared to approximately $139.9 million as of March 31, 1999. MJKI regularly reviews the credit quality of these margin loans.

Securities inventories consist principally of corporate securities equity and debt and municipal and government debt obligations. Inventories are maintained generally to provide product and liquidity for customers rather than for firm investment or market speculation purposes, and therefore experience relatively high turnover. At June 30, 1999, approximately $.3 million of debt inventories were aged over 30 days. Trading inventories do not contain a significant amount of securities that derive their value from other investment products (I.E., derivative securities).

In the ordinary course of business, MJKI may hold high-yield debt obligations that are either unrated or rated below investment grade. At June 30, 1999 MJKI held approximately $7.2 million of such securities in inventory. Consistent with MJKI inventory pricing policy, these securities are recorded on a market-value basis with unrealized gains and losses recognized in current earnings.

At June 30, 1999, MJKI had approximately $60 million in committed credit agreements, of which $40.0 million was utilized. Of this amount, approximately $11million was collateralized by customers' margin securities. An additional amount equal to approximately $29 million was secured by firm-owned securities and customer securities collateralizing liabilities subordinated to claims of general creditors. MJKI also has various notes payable, of which $855,000 is secured by furniture and fixtures.

In March and early April 1999, MJK privately raised $4,482,350 through the issuance of preferred stock, the proceeds of which will be used for working capital and to fund startup costs associated with the Internet brokerage business. The Company expects that additional capital required to grow the business will be raised through the sale of additional debt or equity securitities.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USES OF PROCEEDS

     The Company's shareholders on July 6, 1999 approved the Company's proposed transactions with MJK Holdings, Inc. as described in the Company's proxy statement dated June 15, 1999. As a result of the shareholders meeting, the Company's shareholders:

       (i.) approved the Agreement and Plan of Reorganization dated as of March 25, 1999, as amended on May 7, 1999 (the "Merger Agreement"), with MJK Holdings, Inc. ("MJK") and NM Merger Co., a newly formed wholly-owned subsidiary of the Company ("Merger Sub"), pursuant to which Merger Sub merged with and into MJK, with MJK as the surviving corporation, which then became a wholly-owned subsidiary of the Company.

       (ii.) approved an amendment to and restatement of the Company's Second Restated Articles of Incorporation, as amended, which, among other things, (a) changed the corporate name of the Company to "MJK Group, Inc.," (b) increased the number of authorized shares of the Company's capital stock to 100,000,000, of which 50,000,000 will be designated as common stock and 50,000,000 will be undesignated capital stock, and (c) increased the number of persons who will serve on the Company's Board of Directors to seven, and allows for future changes to that number by the affirmative vote of a majority of the Board of Directors; and,

       (iii.) approved an amendment to the Company's 1995 Long-Term Incentive and Stock Option Plan (the "1995 Plan") increasing to 1,500,000 the maximum number of shares of authorized common stock, $.04 par value, of the Company ("Common Stock") issuable upon exercise of options or other awards granted or issued under the 1995 Plan.


In connection with the consummation of the contemplated transactions with MJK Holdings, Inc. the Company issued an aggregate of 17,974,771 shares of restricted common stock to the shareholders of MJK Holdings, Inc..

ITEM 5. OTHER INFORMATION

     (a) Hilding C. Nelson resigned as a director of the Company effective March 31, 1999.

     (b) Lawrence A. Lehmkuhl resigned as a director of the Company effective July 6, 1999.

     (c) The Company's fiscal year ended was changed to March 31.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are included with this quarterly report on Form 10-QSB as required by Item 601 of Regulation S-K.


Exhibit
Number                                   Description
-------   --------------------------------------------------------------------
 11.1      Statement of Computation of Loss Per Share
 27        Financial Data Schedule
 99.1      Cautionary Statement

(b) Reports on Form 8-K. The Company filed a Form 8-K on July 22, 1999 relating to the consummation of the transactions with MJK Holdings, Inc..

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1931, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   August 16, 1999   STOCKWALK.COM GROUP, INC.


By:   /s/ Jeffrey L. Houdek

Jeffrey L. Houdek
Principal Accounting Officer
(both on behalf of the Registrant and as principal accounting officer)


17