Form 10-Q
period 1999-09-30
STOCKWALK COM GROUP INC
filed 1999-11-12
CIK 1001136

QuickLinks

U.S.
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

Commission file number: 0-22247

STOCKWALK.COM GROUP, INC.
(Exact name of Registrant as specified in its charter)

MINNESOTA (State or other jurisdiction of incorporation or organization)	41-1756256 (I.R.S. Employer Identification Number)

5500 WAYZATA BOULEVARD, SUITE 800, MINNEAPOLIS, MN 55416
(Address of principal executive offices)

(612) 542-6000
(Issuer's telephone number)

Stockwalk.com Group, Inc.
5500 Wayzata Boulevard, Suite 800
Minneapolis, MN 55416

    Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    State the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

Class:	Outstanding as of October 22, 1999:
Common Stock, $.04 par value	19,295,246 shares

STOCKWALK.COM GROUP, INC
INDEX TO QUARTERLY REPORT FORM 10-Q

PART I—FINANCIAL INFORMATION

		PAGE
Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Statements of Financial Condition:
	September 30, 1999 and March 31, 1999	4
	Condensed Consolidated Statements of Operations:
	Three and Six Months Ended September 30, 1999 and September 1998	5
	Condensed Consolidated Statements of Cash Flows:
	Six Months Ended September 30, 1999 and September 1998	6
	Notes to Condensed Consolidated Financial Statements:	7-15
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16-18

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

    The Company is a defendant in various actions relating to its business, some of which involve claims for unspecified amounts. Although the ultimate resolution of these matters cannot be predicted with certainty, in management's opinion, while their outcome may have a material effect on the earnings in a particular period, the outcome will not have a material adverse effect on the consolidated financial condition of the Company.

Item 2. Changes in Securities

    Pursuant to the terms of the Merger Agreement dated July 7, 1999, each outstanding share of common stock of Miller, Johnson, and Kuehn Incorporated ("MJK"), par value $.01, ("MJK Common Stock") and Series I Preferred Stock, par value $7.85, of MJK ("MJK Series I Preferred Stock") were converted into 3.72382 (the "Exchange Ratio") shares of Common Stock. Each share of MJK Common Stock or MJK Series I Preferred Stock owned by MJK, the Company or Merger Sub immediately prior to the Effective Time were cancelled and extinguished without any conversion. Fractional shares of Common Stock were not issued in connection with the Merger.

Item 3. Defaults on Senior Securities—None

Item 4. Submission of Matters to a Vote of Security Holders

    The Company's shareholders on July 6, 1999 approved the Company's proposed transactions with MJK Holdings, Inc. as described in the Company's proxy statement dated June 14, 1999. As a result of the shareholders meeting, the Company's shareholders:

  (i.)
  approved the Agreement and Plan of Reorganization dated as of March 25, 1999 (the "Merger Agreement"), with MJK Holdings, Inc. ("MJK") and NM Merger Co., a newly formed wholly-owned subsidiary of the Company ("Merger Sub"), pursuant to which Merger Sub merged with and into MJK, with MJK as the surviving corporation, which then became a wholly-owned subsidiary for the Company.

Votes For: 670,286            Votes Against: 2,800

  (ii.)
  approved an amendment to and restatement of the Company's Second Restated Articles of Incorporation, as amended, which, among other things, (a) changed the corporate name of the Company to "MJK Group, Inc., (b) increased the number of authorized shares of the Company's capital stock to 100,000,000, of which 50,000,000 will be undesignated capital stock, and (c) increased the number of persons who will serve on the Company's Board of Directors to seven, and allows for future changes to that number by the affirmative vote of a majority of the Board of Directors; and

Votes For: 702,314            Votes Against: 2,800

  (iii.)
  approved an amendment to the company's 1995 Long-Term Incentive and Stock Option Plan (the "1995 Plan") increasing to 1,500,000 the maximum number of shares of authorized common stock, $.04 par value, of the Company ("Common Stock") issuable upon exercise of option or other awards granted or issued under the 1995 Plan.

Votes For: 637,509            Votes Against: 18,625

Item 5. Other Information

    Acquisition of Arnold Securities Inc.—Exhibit 2.1

Item 6. Exhibits and Reports on Form 8-K

  a.)

Exhibit Number:	Description:
2.1	Stock Acquisition Agreement of Arnold Securities, Inc., dated August 24, 1999
10.1	Employment Agreement dated August 1, 1999 between the Registrant and Robert J. Vosburg
10.2	Employment Agreement dated September 1, 1999 between Registrant and Andrew R. Guzman
10.3	Employment Agreement dated September 27, 1999 between the Registrant and Philip T. Colton
27.1	Financial Data Schedule
99.1	Cautionary Statements
  b.)
  Reports on Form 8-K—The Company filed a Form 8-K on July 22, 1999 relating to the consummation of the transaction with MJK Holdings, Inc.

      Financial Statements, Pro-forma financial information and exhibits

    i.)
    Financial Statements of Business Acquired

        MJK Holdings, Inc. Audited Financial Statements

        Reports of Independent Auditors

  •
  Statements of Financial Condition—March 31, 1999 and March 31, 1998
  •
  Statements of Income—Years Ended March 31, 1999, 1998, and 1997
  •
  Statement of Shareholders' Equity—Years Ended March 31, 1999, 1998, and 1997
  •
  Statement of Cash Flows—Years Ended March 31, 1999, and 1998
  •
  Notes to Financial Statements

  ii.)
  Pro-forma Financial Information

      Unaudited Pro-forma Combined Financial Information

        NM Holdings, Inc. Unaudited Consolidated Pro-forma Statement of Operations for the twelve months Ended March 31, 1999

        NM Holdings, Inc. Unaudited Consolidated Pro-forma Balance Sheet at March 31, 1999

STOCKWALK.COM GROUP, INC.

Condensed Consolidated Statements of Financial Condition

(Unaudited)

	September 30, 1999	Pro-forma March 31, 1999
Assets
Cash	$3,000,100	$5,294,900
Cash and investments—segregated	78,649,300	73,130,500
Receivables from customers	119,852,700	139,910,800
Receivables from brokers and dealers	61,143,500	69,616,700
Receivables from clearing organization	547,600	733,600
Trading securities owned, at market	16,573,300	15,883,500
Secured demand notes receivable	11,250,000	9,675,000
Furniture and equipment	2,227,600	2,201,700
Other assets	10,631,400	8,655,000

Total Assets	$303,875,500	$325,101,700

Liabilities
Short-term borrowings	$30,000,000	$33,900,000
Payables to customers	175,037,400	203,313,800
Payables to brokers and dealers	57,129,500	43,388,600
Payable to clearing broker	3,491,000	9,975,000
Trading securities sold but not yet purchased, at market	987,500	812,200
Notes payable	3,459,800	4,538,100
Liabilities subordinated to claims of general creditors	11,250,000	9,675,000
Other liabilities	10,603,100	9,762,300

Total Liabilities	$291,958,300	$315,365,000

Shareholders' Equity:
Common Stock, $.04 par value;
Authorized shares: 50,000,000
Issued and outstanding September 19,295,246; March 19,202,371	771,800	768,100
Paid-in capital	13,400,400	8,920,000
Retained earnings	(2,255,000)	48,600

Total Shareholder's Equity	$11,917,200	$9,736,700

Total Liabilities & Shareholder's Equity	$303,875,500	$325,101,700

See accompanying notes to the financial statements.

STOCKWALK.COM GROUP, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	1999	Pro-forma 1998	Pro-forma 1999	Pro-forma 1998
Revenues:
Trading profits	$3,175,000	$3,292,300	$5,196,700	$6,967,100
Interest	4,228,900	3,912,800	8,426,100	8,007,500
Commissions	2,210,000	2,196,900	4,788,100	4,784,300
Investment Banking	2,625,400	2,154,000	5,093,800	4,201,000
Clearing fees	945,200	683,800	2,059,800	1,383,500
Other income	706,700	1,617,300	1,531,600	2,200,200

Total Revenues	$13,891,200	$13,857,100	$27,096,100	$27,543,600
Expenses:
Employee compensation and benefits	$7,114,300	$6,479,700	$14,210,100	$12,894,600
Clearing fees	607,100	714,300	1,558,600	1,294,800
Occupancy and equipment	986,700	875,900	1,939,600	1,766,400
Communication	1,631,200	1,238,300	3,180,100	2,560,800
Interest	3,167,700	2,957,800	6,232,900	6,125,100
Other expense	2,439,000	804,300	3,758,600	1,587,000

Total Expenses	$15,946,000	$13,070,300	$30,879,900	$26,228,700
Income (loss) before income taxes	(2,054,800)	786,800	(3,783,800)	1,314,900
Income tax (expense) benefit	795,400	(320,400)	1,480,200	(432,000)

Net Income (loss)	$(1,259,400)	$466,400	$(2,303,600)	$882,900

Net Income (loss) per common share—Basic	$(0.07)	$0.02	$(0.12)	$0.05

Weighted average shares outstanding—Basic	19,271,200	19,352,000	19,251,700	19,352,000

Net Income (loss) per common share—Diluted	$(0.06)	$0.02	$(0.12)	$0.05

Weighted average shares outanding—Diluted	19,407,800	19,352,000	19,371,900	19,352,000

See accompanying notes to the financial statements.

STOCKWALK.COM GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	September 30, Pro-forma 1999	September 30, Pro-forma 1998
Operating Activities
Net income(loss)	$(2,303,600)	$882,900
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	467,500	421,000
Changes in assets and liabilities:
Cash and securities segregated	(5,518,800)	19,536,600
Customer receivables and payables	(8,218,300)	14,952,800
Broker and dealer receivables and payables	22,214,100	(10,053,100)
Clearing organizaion receivables and payables	(6,298,000)	(22,007,400)
Trading securities and securities sold but not yet purchased	(514,500)	(10,501,800)
Other assets and liablities	(1,144,300)	(790,100)

Net cash used for operating activities	$(1,315,900)	$(7,559,100)
Investing activities
Purchase of equipment and office furniture	$(484,400)	$(279,100)

Net cash used for investing activities	$(484,400)	$(279,100)
Financing activities
Increase (decrease) in short-term borrowings	$(3,900,000)	$7,800,000
Net payments on notes payable	(1,078,300)	(253,700)
Issuance of capital	4,483,800	122,500

Net cash provided by/(used for) financing activities	$(494,500)	$7,668,800
Net decrease in cash and cash equivalents	(2,294,800)	(169,400)
Cash at beginnning of period	5,294,900	5,264,300

Cash at end of period	$3,000,100	$5,094,900

See accompanying notes to the financial statements

Notes to Condensed Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

    Description of Business

A subsidiary of Stockwalk.com Group, Inc. f/k/a NM Holdings, Inc. merged with MJK Holdings Inc. on July 7, 1999. NM Holdings Inc. sold its nutrition business in December 1998 and had no remaining active business operations. Based in Minneapolis, Minnesota, Stockwalk.com Group, Inc, principal assets are Miller, Johnson, & Kuehn Incorporated (MJKI), a full-service brokerage, and Stockwalk.com, Inc., an online securities brokerage company. Both subsidiary companies are members of the National Association of Securities Dealers (NASD) and the Securities Investors Protection Corporation (SIPC).

2.  Management's Interim Financial Statement Representation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the intructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's latest annual financial statements included in the July 6, 1999 Proxy Statement.

3.  Company Pro-forma Financial Information

These Pro-forma financial statements are presented as a combination of the respective statements of MJK Holdings and NM Holdings for the periods shown, and have been prepared pursuant to the rules and Regulations of the SEC and, therefore, do not include all information and notes required by generally accepted accounting principles for complete financial statements. The Pro-forma financial statements and the related notes are not necessarily indicative of the balance sheet and statements of operations that would have been reported had the merger of NM Holdings occurred on the dates indicated, nor do they represent a forecast of the financial position at any future period.

The following tables set forth the unaudited pro forma financial information of the Company (the "Pro Forma Financial Statements"), which consist of: (i) the unaudited Statement of Financial Condition of the Company as of March 31, 1999, giving effect to the merger of NM Holdings on such date, (ii) the unaudited pro forma statement of operations of the Company for the quarter September 30, 1998 giving effect to the merger of NM Holdings as if such transaction had occurred on April 1, 1997, and (iii) the unaudited pro-forma statements of operations of the Company for six months ended September 30, 1999 and 1998 giving effect to the merger of NM Holdings as if such transactions had occurred on April 1, 1997.

STOCKWALK.COM GROUP, INC.
Pro-forma Statement of Financial Condition
March 31, 1999
(Unaudited)

	MJK Holdings	NM Holdings	Adjustments		Pro-forma
Assets
Cash	$3,200,600	$1,939,300	$155,000		$5,294,900
Cash and investments—segregated	73,130,500				73,130,500
Receivables from customers	139,910,800				139,910,800
Receivables from brokers and dealers	69,616,700				69,616,700
Receivables form clearing organization	733,600				733,600
Trading securities owned, at market	15,265,800		617,700	(1)	15,883,500
Secured demand notes receivable	9,675,000				9,675,000
Furniture and equipment, net	2,201,000	700			2,201,700
Investments in Galagen		617,000	(617,700	)(1)	—
Other assets	8,618,800	36,200			8,655,000

Total Assets	$322,352,800	$2,593,900	$155,000		$325,101,700

Liabilities
Short term Borrowings	$33,900,000				$33,900,000
Payable to customers	203,313,800				203,313,800
Payable to brokers and dealers	43,388,600				43,388,600
Payable to clearing broker	9,975,000				9,975,000
Trading securities sold but not purchased, at market	812,200				812,200
Notes payable	4,538,100				4,538,100
Liabilities subordinated to claims of general creditors	9,675,000				9,675,000
Other Liabilities	9,739,000	23,300			9,762,300

Total Liabilities	$315,341,700	$23,300	$—		$315,365,000

Shareholder's Equity
Common Stock, $.01 par value;
Authorized shares: 50,000,000
Issued and outstanding
March 19,202,371	42,500	49,100	676,500	(2)(3)(4)	768,100
Preferred Stock	4,380,300		(4,380,300)	(2)(4)	—
Paid in Capital	2,540,000	8,813,600	(2,433,600)	(2)(3)(4)	8,920,000
Retained Earnings	48,300	(6,292,100)	6,292,400	(4)	48,600

Total Shareholder's Equity	$7,011,100	$2,570,600	$155,000		9,736,700

Total Liabilities & Shareholder's Equity	$322,352,800	$2,593,900	$155,000		$325,101,700

Pro-forma Statements of Operations
Quarter Ended September 30, 1998
(Unaudited)

	MJK Holdings	NM Holdings	Adjustments		Pro-forma
Revenues
Trading profits	$3,292,300	—	—		$3,292,300
Interest	3,888,700	24,100	—		3,912,800
Commissions	2,196,900	—	—		2,196,900
Investment Banking	2,154,000	—	—		2,154,000
Clearing Fees	683,800	—	—		683,800
Sale of Nutritional Products	—	830,300	(830,300	)(5)	—
Other Income	1,617,300	—	—		1,617,300

Total Revenues	$13,833,000	$854,400	$(830,300)		$13,857,100
Cost of Goods Sold		$579,900	$(579,900	)(5)

Gross Profit	$13,833,000	$274,500	$(250,400)		$13,857,100
Expenses
Employee compensation and benefits	$6,479,700	—	—		$6,479,700
Clearing fees	714,300	—	—		714,300
Occupancy and Equipment Rental	875,900	—	—		875,900
Communication	1,238,300	—	—		1,238,300
Interest	2,957,800	57,800	(57,800	)(5)	2,957,800
Selling, general, and administrative	—	577,800	(577,800	)(5)	—
Research and development	—	19,000	(19,000	)(5)	—
Other expense	804,300	—	—		804,300

Total Expenses	$13,070,300	$654,600	$(654,600)		$13,070,300

Income (Loss) before income taxes	762,700	(380,100)	404,200		786,800
Income tax (expense) benefit	(320,400)	—	—		(320,400)

Net Income (Loss)	$442,300	$(380,100)	$404,200		$466,400

Pro-forma Statements of Operations
Six Months Ended September 30, 1999
(Unaudited)

	MJK Holdings	NM Holdings	Adjustments	Combined
Revenues
Trading profits	$5,332,700	$(136,000)		$5,196,700
Interest	8,396,700	29,400		8,426,100
Commissions	4,788,100			4,788,100
Investment Banking	5,093,800			5,093,800
Clearing Fees	2,059,800			2,059,800
Other Income	1,514,200	17,400		1,531,600

Total Revenues	$27,185,300	$(89,200)	$—	$27,096,100
Expenses
Employee compensation and benefits	$14,210,600	$(500)		$14,210,100
Clearing fees	1,558,600			1,558,600
Occupancy and Equipment Rental	1,939,900	(300)		1,939,600
Communication	3,167,800	12,300		3,180,100
Interest	6,237,800	(4,900)		6,232,900
Other expense	3,437,300	321,300		3,758,600

Total Expenses	$30,552,000	$327,900	$—	$30,879,900

Net loss before income taxes	(3,366,700)	(417,100)		(3,783,800)
Income tax benefit	1,416,600	63,600		1,480,200

Net Loss	$(1,950,100)	$(353,500)	$—	$(2,303,600)

Note 3. Company Pro-forma Financial Information

Pro-forma Statements of Operations
Six Months Ended September 30, 1998
(Unaudited)

	MJK Holdings	NM Holdings	Adjustments		Pro-forma
Revenues
Trading profits	$6,967,100	—	—		$6,967,100
Interest	7,959,200	48,300	—		8,007,500
Commissions	4,784,300	—	—		4,784,300
Investment Banking	4,201,000	—	—		4,201,000
Clearing Fees	1,383,500	—	—		1,383,500
Sale of Nutritional Products	—	2,274,000	(2,274,000)	(5)	—
Other Income	2,200,200	—	—		2,200,200

Total Revenues	$27,495,300	$2,322,300	$(2,274,000)		$27,543,600
Cost of Goods Sold		1,523,800	(1,523,800)	(5)	—

Gross Profit	$27,495,300	$798,500	$(750,200)		$27,543,600
Expenses
Employee compensation and benefits	$12,894,600	—	—		$12,894,600
Clearing fees	1,294,800	—	—		1,294,800
Occupancy and Equipment Rental	1,766,400	—	—		1,766,400
Communication	2,560,800	—	—		2,560,800
Interest	6,125,100	113,800	(113,800)	(5)	6,125,100
Selling, general, and administrative	—	1,099,800	(1,099,800)	(5)	—
Research and development	—	50,300	(50,300)	(5)	—
Other expense	1,587,000	—	—		1,587,000

Total Expenses	$26,228,700	$1,263,900	$(1,263,900)		$26,228,700

Income (Loss) before income taxes	1,266,600	(465,400)	513,700		1,314,900
Income tax (expense) benefit	(432,000)	—	—		(432,000)

Net Income (loss)	$834,600	$(465,400)	$513,700		$882,900

Note 3.  Company Pro-forma Financial Information

Adjustment Notes to unaudited Pro-forma Financial Statements

  1)
  Represents the reclassification of the shares of GalaGen Common Stock held by the Company as trading securities, which is consistent with the accounting policies of MJK.

  2)
  Represents the acquisition of 13,250 shares of Common Stock upon the excise of certain options at an aggregate exercise price of $53,000 and the sale of MJK after March 31, 1999 of 13,000 shares of MJK Series I Preferred Stock for an aggregate purchase price of $102,050.

  3)
  Represents adjustment in connection with the issuance of shares of Common Stock associated with the Merger.

  4)
  Reflects the recapitalization of the Company, the elimination of the Company's retained deficit, and the elimination of MJK Common Stock and the MJK Series I Preferred Stock, each in accordance with GAAP guidelines regarding purchase adjustments associated with accounting for reverse acquisition.

  5)
  Represents the elimination of results of NM Holdings, Inc. operations that were discontinued prior to merging with MJK Holdings.

4.  Financing Arrangements

    The Company had discretionary lines of credit totaling $60 million at September 30, 1999 which are secured by firm-owned securities, customer securities collateralizing liabilities subordinated to claims of general creditors and unpaid customer securities. These lines are payable on demand. Borrowings on the lines bear interest at various rates over the bank's cost of funds; such rates generally vary daily. The weighted average interest rates on the lines were 6.57% and 6.48% as of September 30, 1999 and March 31, 1999 respectively. As of September 30, 1999 and March 31, 1999, there were $30.0 million and $26.1 million available under these lines of credit, respectively. The September 30, 1999 outstanding balances totaling $30.0 million were collateralized by approximately $12.2 million of firm-owned securities, $11.3 million of customer securities collateralizing liabilities subordinated to claims of general creditors and $6.5 million of unpaid customer securities. The March 31, 1999 outstanding balances totaling $33.9 million were collateralized by approximately $10.8 of firm-owned securities, $9.0 million of customer securities collateralizing liabilities subordinated to claims of general creditors and $14.1 million of unpaid customer securities. A compensating balance arrangement totaling $575,000 exists with respect to one of the Company's discretionary lines of credit.

    At September 30, 1999, the Company had a note payable of $3.3 million that was secured by the Company's ownership interest in MJKI. The note bears an interest rate of the bank's reference rate unless the Company's investment account balance at the bank is less than the principal balance of the note. If the Company's investment account at the bank is less than the principal balance of the note, the note bears an interest rate of the bank's reference rate plus one-half of one percent. The interest rate on the note at September 30, 1999 was 8.25%. The note matures in installments through July 31, 2000.

5.  Shareholder's Equity

    During the quarter ended September 30, 1999, the Company completed the sale of 440,000 shares of its common stock for $9.60 per share. If the Company completes another private placement of Common Stock or Common Stock equivalents prior to December 31, 1999 at a price less than $10.00 per common share, additional shares of Common Stock will be issued to purchasers so that the effective price per share of the Common Stock sold in this offering is equal to the price per share of the Common Stock in the subsequent offering.

STATEMENT RE: COMPUTATION WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING

    The Company calculates net income per share in accordance with FASB Statement No. 128 by dividing net income by the weighted average number of shares of common stock outstanding to arrive at the Net Income Per Common Share—Basic. The Company calculates Net Income Per Share—Dilutive by diving net income by the weighted average number of shares of common stock and dilutive stock equivalents from the exercise of stock options and warrants using the treasury stock method.

	Three months ended September 30,		Six months ended September 30,
	1999	Pro-forma 1998	Pro-forma 1999	Pro-forma 1998
Weighted average shares outstanding—Basic	19,271,200	19,352,000	19,251,700	19,352,000
Dilutive effect of stock options and warrants after application of the treasury stock method	136,600	—	120,200	—

Weighted average shares outstanding—Diluted	19,407,800	19,352,000	19,371,900	19,352,000

6.  Net Capital Requirements and Dividend Restrictions

    Miller, Johnson, & Kuehn, Incorporated (MJKI), is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (Rule 15c3-1) which requires the maintenance of minimum net capital. MJKI has elected to use the alternative method permitted by Rule 15c3-1 which requires that MJKI maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions, as defined. At September 30, 1999, MJKI's net capital of $15.0 million was 12.7% of aggregate debit balances and $12.7 in excess of required net capital. The net capital rule also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debits.

7.  Related Party Transactions

    The Company also had $1.4 million and $1.3 million of notes receivable from employees which are included in other assets as of September 30, 1999 and 1998, respectively. The amounts consist of 35 and 25 notes respectively which bear various interest rates and mature at various dates through 2003.

8.  Segments

    The Company's reportable segments are as follows: clearing services, retail sales, investment banking, and other. The clearing services segment consists of clearing services provided on a fully-disclosed basis to approximately 46 other broker-dealers. The retail segment consists of various retail branch locations which conduct security transactions for individual and institutional investors. The investment-banking segment consists of the management, co-management, and participation by the Company in the underwriting of corporation equity and debt securities. Other consists of general corporate, administrative support functions, and net gains or losses on the investment account.

    Segment results are derived from the Company's branch location profitability reporting system. Intersegment transactions are measured on the same basis as if the transactions occurred with external customers. In reviewing the segment operating results, the company's operating decision-makers do not distinguish between intersegment transactions and external customer transactions. Intersegment revenue is eliminated to reconcile total segment revenue to consolidated revenue. Income tax expense or benefit is not allocated to the Company's operating segments. The Company does not provide balance sheet data for segment reporting as this data is not measured for its operating segments.

Information concerning operations in these segments of business is as follows:

	Three months ended September 30,		Six months ended September 30,
	1999	Pro-forma 1998	Pro-forma 1999	Pro-forma 1998
Revenue:
Clearing Services	$5,386,600	$4,749,200	$10,993,800	$9,764,300
Retail Sales	7,292,800	6,757,100	13,508,200	14,312,300
Investment Banking	1,134,300	1,844,800	2,203,200	2,696,000
Other	309,600	481,800	480,100	722,700

	14,123,300	13,832,900	27,185,300	27,495,300
NM Holdings, Inc.	(108,900)	854,500	(89,200)	2,322,300
Stockwalk.com	—
Intersegment eliminations	(123,200)	(830,300)	—	(2,274,000)

Consolidated Revenue	$13,891,200	$13,857,100	$27,096,100	$27,543,600

Pretax income (loss):
Clearing Services	450,900	126,800	1,161,600	809,800
Retail Sales	(879,400)	214,200	(2,948,100)	14,900
Investment Banking	125,700	421,700	163,900	441,900

	(302,800)	762,700	(1,622,600)	1,266,600
NM Holdings, Inc.	(241,600)	(379,900)	(417,100)	(465,500)
Stockwalk.com	(1,359,400)		(1,593,900)
Elimination	(150,900)	404,000	(150,200)	513,800

Consolidated pretax income (loss):	$(2,054,700)	$786,800	$(3,783,800)	$1,314,900

9.  Subsequent Events

    October 18, 1999, the Company completed the acquisition of Arnold Securities, Inc of Minneapolis, Minnesota. Arnold Securities offers discount brokerage and Internet trading services to more that 13,000 active client's across the upper Midwest.

10.  Year 2000

    The company has completed an assessment of its internal systems. Older personal computers have been upgraded to new systems that are Year 2000 compliant. Conversion activities of internal mission critical systems have been completed. The Company will continue to review other non-critical areas for compliance. To date, expenditures for Y2K have been expensed as incurred. Future projects are expected to result in minimal additional expenditures. The Company underwent a SEC review for compliance with the Year 2000 computer issues and received its highest rating. The Company believes that it has taken steps to address the Year 2000 computer compliance issues and has obtained satisfactory assurances that comparable steps have been taken by each of its major service vendors.

STOCKWALK.COM GROUP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

General

    Stockwalk.com Group, Inc., has two principal assets: MJKI and Stockwalk.com, Inc. MJKI is a Minneapolis-based regional broker-dealer, engaging primarily in principal transactions, commission business, investment banking activities, and customer financing, as well as acting as a fully disclosed clearing broker for approximately 46 brokerage firms. Stockwalk.com, Inc. has commenced online securities trading though its website.

    The business of Stockwalk.com Group, Inc. is highly competitive and sensitive to many factors beyond the control of management, including the volatility and price level of securities markets; the volume, size and timing of securities transactions, the level and volatility of interest rates, local and national economic conditions and demand for services and investment products. In addition, a significant portion of the Company's expenses, including salaries, benefits, occupancy and communications, as well as legal expenses incurred in connection with customer complaints typically predicated on investment losses, are relatively fixed and do not vary with market activity. Consequently, the Company's revenue and net income have been and may continue to be subject to fluctuations.

Three Months Ended September 30, 1999

Revenues

    Trading profits were consistent with the same quarter in fiscal 1999. In assessing our exposure to overall market risk, the Company reduced it's equity levels to approximately $1.0 million in the first quarter of fiscal year 2000. A level that is more appropriate for a public company with our capitalization.

    Investment banking revenue for the quarter ended September 30, 1999 was $2.6 million, an increase of $471,400 million or 21.9% percent from the quarter ended September 30, 1998. This increase was driven by strong fees from our fixed income department.

    Clearing fee income for the quarter ended September 30, 1999 was $945,200, an increase of $261,400 or 38.2% over the same quarter in the prior year, reflecting growth in the correspondent clearing business.

    Other income decreased $910,600 or 56.3% compared to the same quarter in fiscal 1999 due to a single large placement fee recognized in the prior year quarter. There were no similar corresponding transactions in the current year second quarter.

Expenses

    Employee compensation and benefits increased $634,600 or 9.8% over the prior year as we increased our overall staffing levels in several areas. Our clearing division added a number of employees to help handle our increasing clearing volume. Additionally, we made several key hires in technology, private label sales, legal and accounting. We also increased our staffing to address the development of our online brokerage, Stockwalk.com. We expect staffing costs to continue to accelerate as Stockwalk.com further develops its online presence and acquires new accounts.

    Clearing fees expenses for the quarter ended September 30, 1999 totaled $607,100, a decrease of $107,200 or 15.0% percent from the quarter ended September 30, 1998, which was primarily a result of reductions in payments required under the Private Brokers clearing corporation purchase agreement 1999. During the quarter ended September 30, 1999, our clearing services department processed 146,821 tickets, compared to 110,040 tickets processed for the quarter ended September 30, 1998, an increase of 33 percent.

    Occupancy and equipment expense saw a small increase from $110,800 million for the quarter ended September 30, 1999 as our clearing division and Stockwak.com, Inc. leased additional space. We expect occupancy expense to increase as additional space is leased to accommodate growth in our online brokerage, Stockwalk.com and our clearing division.

    Expenses related to our communication needs for the quarter ended September 30, 1999 totaled $1.6 million, an increase of $392,900 or 31.7% from the quarter ended September 30, 1998. Improvements in our wide area network, increases in volume-related changes with our service bureau, and the addition of various data services to the installed base represented a significant portion of the increase. We will continue to bolster our technological resources to accommodate the expansion of the clearing services business and the development of our on-line trading service.

    Other operating expenses for the first quarter of $2.4 million, increased $1.6 million over the prior quarter ended September 30, 1998. The increase is primarily related to the development and promotion of the Company's online brokerage subsidiary, Stockwalk.com.

    The company's interest rate spread, interest income less interest expense, for the quarter was relatively unchanged from the previous year.

Six Months Ended September 30, 1999

Revenues

    Revenues from trading profits decreased $1.8 million or 25.4% compared to the same quarter in fiscal 1999. A majority of the decline was due to trading losses incurred as we significantly reduced our equity inventory positions during the first quarter of fiscal year ended March 2000. In assessing our exposure to overall market risk, we chose to reduce our equity exposure to a level that is more appropriate for a public company with our capitalization.

    Investment banking revenue for the six months ended September 30, 1999 was $5.1 million, an increase of $892,800 or 21.3% from the six months ended September 30, 1998. This increase was driven by strong fees from our fixed income department.

    Clearing fee income for the six months ended September 30, 1999 was $2.1 million, an increase of $676,300 or 48.9% over the same six months in the prior year, reflecting growth in the correspondent clearing business.

    Other income decreased $668,600 or 30.4% compared to the same quarter in fiscal 1999 due to a single large placement fee recognized in the prior year quarter. There were no similar corresponding trasactions in the current year second quarter.

Expenses

    Employee compensation and benefits increased $1.3 million or 10.2% over the prior year as we increased our overall staffing levels in several areas. Our clearing division added a number of employees to help handle our increasing clearing volume. Additionally, we made several key hires in technology, private label sales, legal and accounting. We also increased our staffing to address the development of our online brokerage, Stockwalk.com. We expect staffing costs to continue to accelerate as Stockwalk.com further develops its online presence and acquires new accounts.

    Clearing fees expenses for the six months ended September 30, 1999 totaled $1.6 million, an increase of $263,800 or 20.4% from six months ended September 30, 19998, which was attributable to the growth in the company's clearing services business in fiscal 1999. During the six months ended September 30, 1999, our clearing services department processed 312,220 tickets, compared to 225,541 tickets processed for the six months ended September 30, 1998, an increase of 38.4%.

    Occupancy and equipment expense saw a small increase as our clearing division leased addition space. We expect occupancy expense to increase as additional space is leased to accommodate growth in our online brokerage, Stockwalk.com and our clearing division.

    Expenses related to our communication needs for the six months ended September 30, 1999 totaled $3.2 million, an increase of $619,300 or 24.2% from the six months ended September 30, 1998. Improvements in our wide area network, increases in volume related changes with our service bureau, and the addition of various data services to the installed base represented a significant portion of the increase. MJKI will continue to bolster our technological resources to accommodate the expansion of the clearing services business and the development of our on-line trading service.

    Other operating expenses for the six months ended September 30, 1999, were 3.8 million or 136.8% over the prior six months ended September 30, 1998. The increase reflects additional costs associated with the merger with NM Holdings, Inc. as well as certain promotional miscellaneous start-up costs of our online brokerage subsidiary, Stockwalk.com.

    The Company's interest rate spread, interest income less interest expense, for the six months was relatively unchanged from the prior year.

Liquidity and Capital Resources

    Our assets consist primarily of cash and assets readily convertible into cash. Securities inventories are stated at market value and are generally readily marketable. Customer margin loans are collateralized by securities and have floating interest rates. Other receivables and payables with customers and other brokers and dealers usually settle transactions within three days following the date of transaction. Operations are financed by equity capital, bank lines of credit, proceeds from sales of securities, non-interest bearing liabilities such as checks and drafts payable, payables to customers and employee compensation payable. Due to the liquid nature of our balance sheet, the fluctuations in cash flows from financing activities are directly related to operating activities.

    Net cash used for operating activities during the current six month period was $1,800,300 as a result of the reduction in net payables to customers and clearing organizations and an increase in segregated securities and other assets being offset by the net payable increase to brokers and dealers.

    The Company's investing activities used $484,400 of cash in the six months ended September 30, 1999 as a result equipment purchased for the expansion of Stockwalk.com and the clearing division, being offset by equipment sold under a Sale-leaseback financing agreement.

    The Company's financing activities used $494,500 in the six months ended September 30, 1999. The funds provided by the sale of 440,000 shares of the Company's common to employees stock and options exercised were offset by payments made on the notes and reductions in short-term borrowings.

    As a securities broker-dealer, MJKI is required by Commission regulations to meet certain liquidity and capital standards. At September 30, 1999, we had net capital, as defined in the Commission's Uniform Net Capital Rule (Rule 15c3-1), of $15.0 million, which exceeded the minimum net capital requirements by $12.7 million.

    At September 30, 1999, we had approximately $60 million in committed credit agreements, of which $30 million was utilized. Of this amount, approximately $6.5 million was collateralized by customers' margin securities. An additional amount equal to approximately $23.5 million was secured by firm-owned securities and customer securities collateralizing liabilities subordinated to claims of general creditors.

    The Company believes that its current cash position, cash generated from future operations, availability of line of credit borrowings, additional capacity for subordinated debt, and sale of securities will be adequate to meet the Company's current obligations and operating needs.

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      STOCKWALK.COM GROUP, INC.

Dated: November 11, 1999

By: /s/ JEFFREY L. HOUDEK

Jeffrey L. Houdek
Principal Accounting Officer

QuickLinks

STOCKWALK.COM GROUP, INC INDEX TO QUARTERLY REPORT FORM 10-Q

STOCKWALK.COM GROUP, INC. Pro-forma Statement of Financial Condition March 31, 1999 (Unaudited)

Pro-forma Statements of Operations Quarter Ended September 30, 1998 (Unaudited)
Pro-forma Statements of Operations Six Months Ended September 30, 1999 (Unaudited)

Pro-forma Statements of Operations Six Months Ended September 30, 1998 (Unaudited)

Adjustment Notes to unaudited Pro-forma Financial Statements

STOCKWALK.COM GROUP, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS