Form 10-Q
period 1999-12-31
STOCKWALK COM GROUP INC
filed 2000-02-14
CIK 1001136

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

Commission file number: 0-22247

STOCKWALK.COM GROUP, INC.

(Exact name of Registrant as specified in its charter)

MINNESOTA	41-1756256
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

5500 WAYZATA BOULEVARD, SUITE 800, MINNEAPOLIS, MN 55416

(Address of principal executive offices)

(612) 542-6000

(Issuer’s telephone number)

Stockwalk.com Group, Inc.

5500 Wayzata Boulevard, Suite 800
Minneapolis, MN 55416

      Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]  No  [   ]

      State the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class: Common Stock, $.04 par value	Outstanding as of January 31, 2000: 19,807,827 shares

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PRO-FORMA STATEMENT OF FINANCIAL CONDITION
PRO-FORMA STATEMENTS OF OPERATIONS
PRO-FORMA STATEMENTS OF OPERATIONS
PRO-FORMA STATEMENTS OF OPERATIONS
Adjustment Notes to Unaudited Pro-forma Financial Statements
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STOCKWALK.COM GROUP, INC.

INDEX TO QUARTERLY REPORT FORM 10-Q

		Page

PART I — FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Statements of Financial Condition	3
	December 31, 1999 and March 31, 1999
	Condensed Consolidated Statements of Operations:	4
	Three and Nine Months Ended December 31, 1999 and December 31, 1998
	Condensed Consolidated Statements of Cash Flows:	5
	Nine Months Ended December 31, 1999 and December 31, 1998
	Notes to Condensed Consolidated Financial Statements:	6-12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-17

PART II — OTHER INFORMATION
Item 1.	Legal Proceedings

The Company is a defendant in various actions relating to its business, some of which involve claims for unspecified amounts. Although the ultimate resolution of these matters cannot be predicted with certainty, in management’s opinion, while their outcome may have a material effect on the earnings in a particular period, the outcome will not have a material adverse effect on the consolidated financial condition of the Company.

Item 2.	Changes in Securities — None
Item 3.	Defaults on Senior Securities — None
Item 4.	Submission of Matters to a Vote of Security Holders — None
Item 5.	Other Information
Acquisition of M-One Investment Securities, Inc. — Exhibit 2.1
Item 6.	Exhibits and Reports on Form 8-K

a.) Exhibit Number	Description:
2.1	Asset Purchase Agreement of M-One Investment Securities, dated August 24, 1999
10.1	Amendment to Employment Agreement — Robert J. Vosburgh, dated November 12, 1999
27.1	Financial Data Schedule
99.1	Cautionary Statements

b.) Reports on Form 8-K — None

STOCKWALK.COM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

		Pro-forma
	December 31, 1999	March 31, 1999

Assets

Cash	$3,555,500	$5,294,900

Cash and investments — segregated	100,434,900	73,130,500

Receivables from customers	163,471,300	139,910,800

Receivables from brokers and dealers	94,519,700	69,616,700

Receivables from clearing organizations	446,300	733,600

Trading securities owned, at market	30,809,600	15,883,500

Secured demand notes receivable	16,800,000	9,675,000

Furniture and equipment	1,325,700	2,201,700

Other assets	15,905,500	8,655,000

Total Assets	$427,268,500	$325,101,700

Liabilities

Short-term borrowings	$34,100,000	$33,900,000

Payables to customers	243,524,900	203,313,800

Payables to brokers and dealers	92,076,500	43,388,600

Payables to clearing organizations	11,435,500	9,975,000

Trading securities sold but not yet purchased, at market	755,600	812,200

Notes payable	4,852,700	4,538,100

Liabilities subordinated to claims of general creditors	16,800,000	9,675,000

Other liabilities	12,308,000	9,762,300

Total Liabilities	$415,853,200	$315,365,000

Shareholders’ Equity:
Common stock, $.04 par value;
Authorized shares: 50,000,000

Issued and outstanding December 19,792,327; March 19,202,371	791,700	768,100

Paid-in capital	13,874,600	8,920,000

Retained earnings	(3,251,000)	48,600

Total Shareholder’s Equity	$11,415,300	$9,736,700

Total Liabilities & Shareholder’s Equity	$427,268,500	$325,101,700

See accompanying notes to the financial statements.

STOCKWALK.COM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,

		Pro-forma	Pro-forma	Pro-forma
	1999	1998	1999	1998

Revenues:
Trading profits	$3,949,700	$4,688,600	$9,146,400	$11,655,700
Interest	5,514,900	3,631,000	13,941,000	11,638,500
Commissions	3,494,000	2,279,100	8,282,100	7,063,400
Investment banking	1,844,300	1,812,400	6,938,100	6,013,400
Clearing fees	1,411,100	735,200	3,470,900	2,118,700
Other income	1,257,800	869,400	2,789,400	3,069,600

Total Revenues	$17,471,800	$14,015,700	$44,567,900	$41,559,300

Expenses:
Employee compensation and benefits	$8,439,200	$6,642,200	$22,648,800	$19,536,800
Clearing fees	869,700	820,300	2,428,300	2,115,100
Occupancy and equipment	1,423,700	882,200	3,363,900	2,648,600
Communication	2,139,600	1,245,100	5,321,000	3,805,900
Interest	4,485,400	2,880,900	10,718,200	9,006,000
Other expense	1,897,000	661,100	5,654,300	2,248,100

Total Expenses	$19,254,600	$13,131,800	$50,134,500	$39,360,500
Income (loss) before income taxes	(1,782,800)	883,900	(5,566,600)	2,198,800
Income tax (expense) benefit	786,800	(366,300)	2,267,000	(798,300)

Net Income (loss)	$(996,000)	$517,600	$(3,299,600)	$1,400,500

Net Income (loss) per common share — basic	$(0.05)	$0.03	$(0.17)	$0.07

Weighted average shares outstanding — basic	19,764,400	19,268,500	19,534,600	19,316,000

Net Income (loss) per common share — diluted	$(0.05)	$0.03	$(0.17)	$0.07

Weighted average shares outstanding — diluted	19,905,300	19,268,500	19,675,300	19,316,000

See accompanying notes to the financial statements.

STOCKWALK.COM GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended

	December 31,	December 31,
	Pro-forma	Pro-forma
	1999	1998

Operating Activities
Net income (loss)	$(3,299,600)	$1,400,500

Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	715,700	740,100

Changes in assets and liabilities:
Cash and investments segregated	(27,304,400)	12,405,600
Customer receivables and payables	16,650,600	15,423,500
Broker and dealer receivables and payables	23,784,900	(10,118,900)
Clearing organization receivables and payables	1,747,800	(18,305,100)
Trading securities and securities sold but not yet purchased	(14,982,700)	(19,140,900)
Other assets and liabilities	(4,882,100)	4,214,600

Net cash used for operating activities	$(7,569,800)	$(13,380,600)

Investing activities
(Purchase) sale of equipment and office furniture	$337,600	$(360,400)

Net cash provided by (used for) investing activities	$337,600	$(360,400)

Financing activities
Increase in short-term borrowings	$200,000	$17,700,000
Net payments on notes payable	314,600	(4,233,100)
Issuance of capital	4,978,200	386,000

Net cash provided by financing activities	$5,492,800	$13,852,900

Net increase (decrease) in cash and cash equivalents	(1,739,400)	111,900
Cash at beginning of period	5,294,900	5,264,300

Cash at end of period	$3,555,500	$5,376,200

See accompanying notes to the financial statements.

STOCKWALK.COM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business

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

2.  Management’s Interim Financial Statement Representation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company’s latest annual financial statements included in the July 6, 1999 Proxy Statement.

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

      The following tables set forth the unaudited pro forma financial information of the Company (the “Pro Forma Financial Statements”), which consist of: (i) the unaudited Statement of Financial Condition of the Company as of March 31, 1999, giving effect to the merger of NM Holdings on such date, (ii) the unaudited pro forma statement of operations of the Company for the quarter December 31, 1998 giving effect to the merger of NM Holdings as if such transaction had occurred on April 1, 1997, and (iii) the unaudited pro-forma statements of operations of the Company for nine months ended December 31, 1999 and 1998 giving effect to the merger of NM Holdings as if such transactions had occurred on April 1, 1997.

STOCKWALK.COM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Company Pro-forma Financial Information — Continued

STOCKWALK.COM GROUP, INC.

PRO-FORMA STATEMENT OF FINANCIAL CONDITION
March 31, 1999
(Unaudited)

	MJK Holdings	NM Holdings	Adjustments		Pro-forma

Assets
Cash	$3,200,600	$1,939,300	$155,000		$5,294,900
Cash and investments — segregated	73,130,500				73,130,500
Receivables from customers	139,910,800				139,910,800
Receivables from brokers and dealers	69,616,700				69,616,700
Receivables from clearing organization	733,600				733,600
Trading securities owned, at market	15,265,800		617,700	(1)	15,883,500
Secured demand notes receivable	9,675,000				9,675,000
Furniture and equipment, net	2,201,000	700			2,201,700
Investments in Galagen		617,700	(617,700	)(1)	—
Other assets	8,618,800	36,200			8,655,000

Total Assets	$322,352,800	$2,593,900	$155,000		$325,101,700

Liabilities
Short term borrowings	$33,900,000				$33,900,000
Payable to customers	203,313,800				203,313,800
Payable to brokers and dealers	43,388,600				43,388,600
Payable to clearing organizations	9,975,000				9,975,000
Trading securities sold but not purchased, at market	812,200				812,200
Notes payable	4,538,100				4,538,100
Liabilities subordinated to claims of general creditors	9,675,000				9,675,000
Other liabilities	9,739,000	23,300			9,762,300

Total Liabilities	$315,341,700	$23,300	$—		$315,365,000

Shareholder’s Equity
Common stock, $.04 par value;
Authorized shares: 50,000,000
Issued and outstanding March 19,202,371	42,500	49,100	676,500	(2)(3)(4)	768,100
Preferred stock	4,380,300		(4,380,300	)(2)(4)	—
Paid in capital	2,540,000	8,813,600	(2,433,600	)(2)(3)(4)	8,920,000
Retained earnings	48,300	(6,292,100)	6,292,400	(4)	48,600

Total Shareholder’s Equity	$7,011,100	$2,570,600	$155,000		9,736,700

Total Liabilities & Shareholder’s Equity	$322,352,800	$2,593,900	$155,000		$325,101,700

STOCKWALK.COM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Note 3.  Company Pro-forma Financial Information — Continued

PRO-FORMA STATEMENTS OF OPERATIONS

Quarter Ended December 31, 1998
(Unaudited)

	MJK Holdings	NM Holdings	Adjustments		Pro-forma

Revenues
Trading profits	$4,688,600	—	—		$4,688,600
Interest	3,606,500	24,500	—		3,631,000
Commissions	2,279,100	—	—		2,279,100
Investment banking	1,812,400	—	—		1,812,400
Clearing fees	735,200	—	—		735,200
Sale of nutritional products	—	1,235,000	(1,235,000	)(5)	—
Other income	868,000	1,400	—		869,400

Total Revenues	$13,989,800	$1,260,900	$(1,235,000)		$14,015,700

Cost of Goods Sold		$1,158,800	$(1,158,800	)(5)

Gross Profit	$13,989,800	$102,100	$(76,200)		$14,015,700

Expenses
Employee compensation and benefits	$6,642,200	—	—		$6,642,200
Clearing fees	820,300	—	—		820,300
Occupancy and equipment rental	874,100	8,100	—		882,200
Communication	1,245,100	—	—		1,245,100
Interest	2,880,900	66,000	(66,000	)(5)	2,880,900
Selling, general, and administrative	—	266,600	(266,600	)(5)	—
Research and development	—	4,400	(4,400	)(5)	—
Other expense	661,100	513,800	(513,800)		661,100

Total Expenses	$13,123,700	$858,900	$(850,800)		$13,131,800

Income (Loss) before income taxes	866,100	(756,800)	774,600		883,900

Income tax expense	(366,300)	—	—		(366,300)

Net Income (Loss) from continuing operations	$499,800	$(756,800)	$774,600		$517,600

Gain on sale of discontinued operations		1,320,100	(1,320,100)
Loss on discontinued operations		(25,200)	25,200

Net Income (loss)	$499,800	$538,100	$(520,300)		$517,600

STOCKWALK.COM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Company Pro-forma Financial Information — Continued

PRO-FORMA STATEMENTS OF OPERATIONS

Nine Months Ended December 31, 1999
(Unaudited)

	MJK Holdings	NM Holdings	Adjustments	Pro-forma

Revenues
Trading profits	$9,304,600	$(158,200)		$9,146,400
Interest	13,911,200	29,800		13,941,000
Commissions	8,282,100			8,282,100
Investment banking	6,938,100			6,938,100
Clearing fees	3,470,900			3,470,900
Other income	2,708,200	81,200		2,789,400

Total Revenues	$44,615,100	$(47,200)	$—	$44,567,900

Expenses
Employee compensation and benefits	$22,649,300	$(500)		$22,648,800
Clearing fees	2,428,300			2,428,300
Occupancy and equipment rental	3,364,200	(300)		3,363,900
Communication	5,308,700	12,300		5,321,000
Interest	10,723,100	(4,900)		10,718,200
Other expense	5,333,000	321,300		5,654,300

Total Expenses	$49,806,600	$327,900	$—	$50,134,500

Net loss before income taxes	(5,191,500)	(375,100)		(5,566,600)

Income tax benefit	2,101,000	166,000		2,267,000

Net Loss	$(3,090,500)	$(209,100)	$—	$(3,299,600)

STOCKWALK.COM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Company Pro-forma Financial Information — (Continued)

PRO-FORMA STATEMENTS OF OPERATIONS

Nine Months Ended December 31, 1998
(Unaudited)

	MJK Holdings	NM Holdings	Adjustments		Pro-forma

Revenues
Trading profits	$11,655,700	—	—		$11,655,700
Interest	11,565,700	72,800	—		11,638,500
Commissions	7,063,400	—	—		7,063,400
Investment banking	6,013,400	—	—		6,013,400
Clearing fees	2,118,700	—	—		2,118,700
Sale of nutritional products	—	3,508,900	(3,508,900	)(5)	—
Other income	3,068,200	1,400	—		3,069,600

Total Revenues	$41,485,100	$3,583,100	$(3,508,900)		$41,559,300

Cost of Goods Sold		2,682,700	(2,682,700	)(5)	—

Gross Profit	$41,485,100	$900,400	$(826,200)		$41,559,300

Expenses
Employee compensation and benefits	$19,536,800	—	—		$19,536,800
Clearing fees	2,115,100	—	—		2,115,100
Occupancy and equipment rental	2,640,500	8,100	—		2,648,600
Communication	3,805,900	—	—		3,805,900
Interest	9,006,000	179,800	(179,800	)(5)	9,006,000
Selling, general, and administrative	—	1,366,400	(1,366,400	)(5)	—
Research and development	—	54,700	(54,700	)(5)	—
Other expense	2,248,100	513,800	(513,800)		2,248,100

Total Expenses	$39,352,400	$2,122,800	$(2,114,700)		$39,360,500

Income (Loss) before income taxes	2,132,700	(1,222,400)	1,288,500		2,198,800

Income tax expense	(798,300)	—	—		(798,300)

Net Income (loss) from continuing operations	$1,334,400	$(1,222,400)	$1,288,500		$1,400,500

Gain on sale of discontinued operations		1,320,100	(1,320,100)
Loss on discontinued operations		(65,900)	65,900

Net Income	$1,334,400	$31,800	$34,300		$1,400,500

STOCKWALK.COM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note  3.  Company Pro-forma Financial Information — (Continued)

Adjustment Notes to Unaudited Pro-forma Financial Statements

      1)  Represents the reclassification of the shares of GalaGen Common Stock held by the Company as trading securities, which is consistent with the accounting policies of the Company.

      2)  Represents the acquisition of 13,250 shares of Common Stock upon the excise of certain options at an aggregate exercise price of $53,000 and the subsequent sale of 13,000 shares of MJK Holdings Series I Preferred Stock for an aggregate purchase price of $102,050.

      3)  Represents adjustment in connection with the issuance of shares of Common Stock associated with the Merger.

      4)  Reflects the recapitalization of the Company, the elimination of the Company’s retained deficit, and the elimination of MJK Holdings Common Stock and the MJK Holdings Series I Preferred Stock, each in accordance with GAAP guidelines regarding purchase adjustments associated with accounting for reverse acquisition.

      5)  Represents the elimination of results of NM Holdings, Inc. operations that were discontinued prior to merging with MJK Holdings.

4.  Financing Arrangements

      The Company had discretionary lines of credit totaling $65.0 million at December 31, 1999, which are secured by firm-owned securities, customer securities collateralizing liabilities subordinated to claims of general creditors and unpaid customer securities. These lines are payable on demand. Borrowings on the lines bear interest at various rates over the bank’s cost of funds; such rates generally vary daily. The weighted average interest rates on the lines were 6.1% and 6.48% as of December 31, 1999 and March 31, 1999 respectively. As of December 31, 1999 and March 31, 1999, there were $30.9 million and $26.1 million available under these lines of credit, respectively. The December 31, 1999 outstanding balances totaling $34.1 million were collateralized by approximately $22.3 million of firm-owned securities, $13.0 million of customer securities collateralizing liabilities subordinated to claims of general creditors and $24.1 million of unpaid customer securities. The March 31, 1999 outstanding balances totaling $33.9 million were collateralized by approximately $10.8 million of firm-owned securities, $9.0 million of customer securities collateralizing liabilities subordinated to claims of general creditors and $14.1 million of unpaid customer securities.

STOCKWALK.COM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.  Shareholder’s Equity

STATEMENT RE: COMPUTATION WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING

      The Company calculates net income per share in accordance with FASB Statement No. 128 by dividing net income by the weighted average number of shares of common stock outstanding to arrive at the Net Income Per Common Share — Basic. The Company calculates Net Income Per Share — Dilutive by diving net income by the weighted average number of shares of common stock and dilutive stock equivalents from the exercise of stock options and warrants using the treasury stock method.

	Three months ended		Nine months ended
	December 31,		December 31,

		Pro-forma	Pro-forma	Pro-forma

	1999	1998	1999	1998

Weighted average shares outstanding — Basic	19,764,400	19,268,500	19,534,600	19,316,000
Dilutive effect of stock options and warrants after application of the treasury stock method	140,900	—	140,700	—

Weighted average shares outstanding — Diluted	19,905,300	19,268,500	19,675,300	19,316,000

6.  Net Capital Requirements and Dividend Restrictions

      The Company’s three broker dealers are subject to the Securities and Exchange Commission’s Uniform Net Capital Rule (Rule 15c3-1) which requires the maintenance of minimum net capital. Miller, Johnson, & Kuehn, Inc. has elected to use the alternative method permitted by Rule 15c3-1 which requires that MJKI maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions, as defined. At December 31, 1999, MJKI’s net capital of $14.9 million was 8.6% of aggregate debit balances and $11.4 million in excess of required net capital. The net capital rule also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debits. Stockwalk.com Inc. and Arnold Securities, Inc. each require a minimum of $50,000 net capital. At December 31, 1999, Stockwalk.com and Arnold Securities had net capital of $180,300 and $90,300 respectively.

7.  Related Party Transactions

      The Company also had $1.7 million and $1.6 million of notes receivable from employees which are included in other assets as of December 31, 1999 and 1998, respectively. The amounts consist of 30 notes which bear various interest rates and mature at various dates through 2003.

STOCKWALK.COM GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      Stockwalk.com Group, Inc., has two principal assets: MJKI and Stockwalk.com, Inc. MJKI is a Minneapolis-based regional broker-dealer, engaging primarily in principal transactions, commission business, investment banking activities, and customer financing, as well as acting as a fully disclosed clearing broker for approximately 47 brokerage firms. Stockwalk.com, Inc. has commenced online securities trading though its website.

      During the quarter ended December 1999, the Company through its subsidiary Stockwalk.com completed the acquisition of two on-line brokerage firms. In October 1999, the Company acquired Arnold Securities, Inc. (ASI) of Minneapolis, MN. ASI offers on-line trading services to customers across the upper Midwest. In November 1999, the Company completed the acquisition of M-One Securities of San Francisco, CA and maintains a branch office in Freemont, CA. M-One Securities offers on-line trading services for its customers and its website features language in English, Cantonese and Mandarin.

      Through it’s subsidiary SW Acquisition, Inc., The Company made two offers to purchase for cash all of the outstanding shares of common stock of Kinnard Investments Inc. a regional broker-dealer based in Minneapolis, Minnesota. In January 2000, the Company terminated its tender offer to purchase the common stock of Kinnard Investments, Inc. and instructed the depository for the tender offer to return all tendered shares. The Company became a participant in Kinnard’s process to attempt to enhance shareholder value.

      The business of Stockwalk.com Group, Inc. is highly competitive and sensitive to many factors beyond the control of management, including the volatility and price level of securities markets; the volume, size and timing of securities transactions, the level and volatility of interest rates, local and national economic conditions and demand for services and investment products. In addition, a significant portion of the Company’s expenses, including salaries, benefits, occupancy and communications, are relatively fixed and do not vary with market activity. Consequently, the Company’s revenue and net income have been and may continue to be subject to fluctuations.

Factors that may affect future results

      The matters set forth in this public dissemination, including management’s expectations regarding future growth and profitability, are forward-looking statements within the context of the Private Securities Litigation Reform Act of 1995. These statements involve certain risks and uncertainties that could cause actual results to differ materially from such statements. These potential risks and uncertainties include, among other factors, the volatile nature of financial markets and the securities industry, rapidly growing competition in the financial services industry, including the on-line security trading business dependence on and competition for experienced personnel, successful implementation of the Company’s long-term strategy and federal and state regulatory and legislative changes.

Segments

      The company’s reportable segments are as follows: clearing services, retail sales, internet brokerage, underwriting, and other.

  Clearing Services

      The Company serves as a clearing agent providing transaction execution, account maintenance, including extension of credit, and record keeping services for customers of its introducing brokers. The company collects a clearing fee and charges interest on the customers margin accounts.

  Retail Sales

      The Company charges a brokerage commission when acting as agent for the purchaser or seller of a security. If the security is listed on an exchange, the transaction is generally effected through a floor broker who is unaffiliated with the Company. If the security is traded in the OTC market, transactions are generally effected with a market maker in the security.

  Internet Brokerage

      The Company provides automated order placement, portfolio tracking and related market information, news and other information services 24 hours a day, seven days a week by means of the Internet and direct modem access which allows its customers the ability to place orders for stock trades and other investment transactions directly, and at a lower, more predictable transaction cost than traditional full-commission brokerage firms. Further, the Company expects that its technology will be adopted to provide information and transaction processing services related to other aspects of electronic commerce, such as the processing of bond and certificate of deposit transactions, insurance transactions and electronic cash transfers.

  Underwriting

      The Company also provides capital finance services to clients in planning to meet their financial needs and advising them on the most advantageous means of raising capital or debt. Such plans are sometimes implemented by managing or co-managing public offerings of securities or by arranging private placements of securities with institutional or individual investors. The capital finance department coordinates the distribution of managed and co-managed corporate underwritings, accepts invitations to participate in competitive or negotiated underwritings managed by other investment banking firms, and allocates and merchandises the Company’s underwriting positions to the firm, to institutional clients and to other broker-dealers. The commission spread generated from sale of securities is allocated between retail sales and underwriting.

  Other

      Other revenues consist of fiscal consulting fees and management fees assessed to affiliates that are eliminated in consolidation. Other expenses include general and administrative expenses for departments not directly related to one of the broker dealers.

      Segment results are derived from the Company’s branch location profitability reporting system. Intersegment transactions are measured on the same basis as if the transactions occurred with external customers. In reviewing the segment operating results, the Company’s operating decision-makers do not distinguish between intersegment transactions and external customer transactions. Intersegment revenue is eliminated to reconcile total segment revenue to consolidated revenue. Income tax expense or benefit is not allocated to the Company’s operating segments. The Company does not provide balance sheet data for segment reporting as this data is not measured for its operating segments.

      Information concerning operations in these segments of business is as follows:

	Three months ended		Nine months ended
	December 31,		December 31,

		Pro-forma	Pro-forma	Pro-forma

	1999	1998	1999	1998

Pro-forma
Clearing services	$7,317,800	$4,577,200	$18,311,500	$14,341,500
Retail sales	8,267,600	8,213,900	21,775,800	22,526,200
Internet brokerage	812,400	—	814,300	—
Underwriting	460,200	789,200	2,663,400	3,485,200
Other	1,353,400	1,670,400	2,035,900	4,715,300
Eliminations	(739,600)	(1,235,000)	(1,033,000)	(3,508,900)

Consolidated Revenue	$17,471,800	$14,015,700	$44,567,900	$41,559,300

Pretax income (loss):
Clearing services	989,900	600,100	2,151,500	1,403,500
Retail sales	(455,000)	186,400	(3,403,000)	201,300
Internet brokerage	(1,452,200)	(2,912,000)
Underwriting	(151,500)	86,000	12,300	527,900
Other	(564,000)	(763,200)	(1,115,400)	(1,222,400)
Eliminations	(150,000)	774,600	(300,000)	1,288,500

Consolidated pretax income (loss):	$(1,782,800)	$883,900	$(5,566,600)	$2,198,800

Three Months Ended December 31, 1999

      During the quarter ended December 1999, the Company’s clearing fee income was $7.3 million, an increase of $2.7 million or 58.7% from $4.6 million in the quarter ended December 1998. The number of firms utilizing the Company’s clearing services increased to 47 from 33 from the quarter ended December 1998. Clearing fee expenses for the quarter ended December 1999 totaled $6.3 million, an increase of $2.3 million or 57.1% from the comparable period in 1998. The increase in clearing expenses is directly related to its growth. During the quarter ended December 1999, the Company processed 252,700 tickets compared to 132,200 tickets in the same period last year. It is anticipated that clearing fee income and fees will grow as the Company attracts new correspondents and clears trades for its growing internet brokerage business.

      During the quarter ended December 1999, retail sales revenue of $8.3 million was consistent with the comparable quarter in 1998. Retail sales activity incurred a pretax loss of $455,000 in the quarter ended December 1999 compared to income of $186,400 in the comparable period in 1998 as a result of increases in administrative expenses due to an increase in the number of administrative employees as well as related increases in additional rent charges. Current revenue and profitability trends are expected to continue as on-line trading becomes more prevalent and margins on traditional transactions remain competitive.

      The Company’s internet brokerage business generated trading fee revenues of $812,400 customers in the quarter ended December 1999. During the quarter ended December 1999, the Company completed the acquisition of Arnold Securities Inc. — Minneapolis, MN and M-One Securities Inc. — San Francisco, CA. The $1.5 million loss from internet brokerage in the quarter ended December 1999 was attributed to significant costs incurred in advertising in an attempt to create brand awareness for attracting new on-line customers and generating new private label business. The Company expects its internet brokerage revenue to grow through the acquisition of other on-line broker dealers, attracting new customers and private label partners and higher volume customer activity. The Company expects its long term operating results to improve as its revenues increase, marketing costs decline and it reaches the technological infrastructure required to grow profitably.

      During the quarter ended December 1999 underwriting revenues of $460,200 declined $329,000 from the same period in 1998. The decline was primarily the result of the Company participating in 3 underwritings managed by other investment banking firms in the quarter ended December 1999 compared to 12 similar participations in the previous period. The timing of investment banking activity can vary significantly from period to period based on market conditions resulting in fluctuations in revenues and operating profits in this segment.

Nine Months Ended December 31, 1999

      During the nine months ended December 1999, the Company’s clearing fee income was $18.3 million, an increase of $4.0 million or 28.0% from the nine months ended December 1998. During the nine months ended December 31, 1999 the number of firms utilizing the Company’s clearing services increased to 47 from 33 from the nine months ended December 31, 1998. Clearing fee expenses for the nine months ended December 1999 totaled $16.2 million, an increase of $3.2 million or 24.6% from the comparable period in 1998. The increase in clearing expenses is directly related to its growth. During the nine months ended December 1999 the Company processed 551,900 tickets compared to 357,700 tickets in the same period last year. It is anticipated that clearing fee income and fees will grow as the Company attracts new correspondents and clears trades for its growing internet brokerage business.

      During the nine months ended December 1999, retail sales revenue of $21.8 million was consistent with the comparable nine month period in 1998. Retail sales activity incurred a pretax loss of $3.4 million in the nine months ended December 1999 compared to income of $201,300 in the comparable period in 1998 as a result of an increase in general and administrative expenses resulting from an increase in administrative personnel and related rent charges. Current revenue and profitability trends are expected to continue as on-line trading becomes more prevalent and margins on traditional transactions remain competitive.

      Stockwalk.com Group, Inc.’s internet brokerage business started to generate trading fee revenues of $812,400 in the third quarter of 1999. During the quarter the Company completed the acquisition of Arnold Securities Inc. — Minneapolis, MN and M-One Securities Inc. — San Francisco, CA. The $2.9 million loss from internet brokerage in the nine months ended December 1999 was attributed to significant costs incurred in advertising in an attempt to create brand awareness for attracting new on-line customers and generate its new private label business. The Company expects its internet brokerage revenue to grow through acquisition of other on-line broker dealers, attracting new customers and private label partners and higher volume customer activity. The Company expects its long term operating results to improve as its revenues increase, market costs decline, and it reaches the technological infrastructure required to grow profitably.

      During the nine months ended December 1999 underwriting revenues declined $821,800 from the same period in 1998 to $2.7 million. The decline in revenues and income was the result of the Company generating a $815,000 placement fee for locating a financial partner for a wind generating electricity project in 1998. There were no similar undertakings in 1999 nine months. The timing of investment banking activity can vary significantly from period to period based on market conditions resulting in fluctuations in revenues and operating profits in this segment.

      Other revenues of $2.0 million for the nine months ended December 1999, declined $2.7 million from the comparable period in 1998. The 1998 results include sale of nutritional products totaling $3.5 million which were eliminated in the consolidated financial statements. In 1999, the Company recorded $1.0 million of management fees charged to affiliates which were also eliminated in the consolidated financial statements.

Liquidity and Capital Resources

      The Company’s assets consist primarily of cash and assets readily convertible into cash. Security inventories are stated at market value and are generally readily marketable. Customer margin loans are collateralized by securities and have floating interest rates. Other receivables and payables with customers and other brokers and dealers usually settle transactions within three days following the date of transaction. Operations are financed by equity capital, bank lines of credit, proceeds from sales of securities, non-interest bearing liabilities such as checks and drafts payable, payables to customers and employee compensation payable. Due to the liquid nature of our balance sheet, the fluctuations in cash flows from financing activities are directly related to operating activities.

      The $15.0 million increase in trading securities is the result of the purchase of additional government bonds used as collateral on deposits required with option clearing corporation for customer positions, as well as a municipal private placement settling on December 30, 1999. The Company held $3.8 million of the securities at year end that have subsequently been sold to customers.

      The Company’s investing activities provided $337,600 of cash in the nine months ended December 1999 as a result of the company selling capital equipment under a sale-leaseback financing agreement.

      The Company’s financing activities provided cash of $5.5 million in the nine months ended December 1999 primarily resulting from the issuance of 480,331 shares of the Company’s common stock through private placements at a cost of $7.125 to $9.60 per share in addition to 40,000 shares issued in connection with the purchase of M-One Securities Inc and options/ warrants exercised to purchase 69,625 shares of the Company’s common stock.

      The Company’s three broker dealers are subject to the Securities and Exchange Commission’s Uniform Net Capital Rule (Rule 15c3-1) which requires the maintenance of minimum net capital. Miller, Johnson, & Kuehn, Inc. has elected to use the alternative method permitted by Rule 15c3-1 which requires that MJKI maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions, as defined. At December 31, 1999, MJKI’s net capital of $14.9 million was 8.6% of aggregate debit balances and $11.4 million in excess of required net capital. The net capital rule also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debits. Stockwalk.com Inc. and Arnold Securities, Inc. each require a minimum of $50,000 net capital. At December 1999, Stockwalk.com Inc. and Arnold Securities Inc. had net capital of $180,300 and $90,300 respectively.

      At December 1999, the Company had approximately $65.0 million in committed credit agreements, of which $34.1 million was utilized. Of this amount, approximately $24.1 million was collateralized by customers’ margin securities. An additional amount equal to approximately $35.3 million was secured by firm-owned securities and customer securities collateralizing liabilities subordinated to claims of general creditors.

      The Company believes that its current cash position, cash generated from future operations, availability of line of credit borrowings, additional capacity for subordinated debt, and sale of securities will be adequate to meet the Company’s current obligations and operating needs.

SIGNATURES*

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 14, 2000	STOCKWALK.COM GROUP, INC.
By: /s/ JEFFREY L. HOUDEK Its: V. P. of Finance and Principal Accounting Officer