Form 10-K
period 2000-03-31
STOCKWALK COM GROUP INC
filed 2000-06-29
CIK 1001136

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                      ANNUAL REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000
                        COMMISSION FILE NUMBER: 0-22247

                           STOCKWALK.COM GROUP, INC.
             (Exact name of registrant as specified in its charter)

               MINNESOTA                                 41-1756256
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                Identification Number)

                             5500 WAYZATA BOULEVARD
                                   SUITE 800
                          MINNEAPOLIS, MINNESOTA 55416
                    (Address of principal executive offices)

                                 (612) 542-6000
                        (Registrant's telephone number)

       Securities registered pursuant to Section 12 (b) of the Act: None

          Securities registered pursuant to Section 12 (g) of the Act:
                     Common Stock, par value $.04 per share

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days: Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Registrant's Common Stock on May 31, 2000, as reported on the NASDAQ National Market System, was $49.0 million.

     Shares of $.04 par value Common Stock outstanding as of May 31, 2000:
21,582,148 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE
     The information required in response to Part III of Form 10-K is hereby incorporated by reference to the specified portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on or about September 12, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           STOCKWALK.COM GROUP, INC.
                        INDEX TO ANNUAL REPORT FORM 10-K

PART I                                                                      PAGE
------                                                                      ----
Item 1.     Business....................................................      3
            Company Overview............................................      3
            Pending Acquisitions........................................      4
            Our Industry................................................      7
            Products and Services.......................................      8
            - Online Division...........................................      8
            - Full Service Brokerage Division...........................      9
            Our Strategy................................................     11
            Recent Developments.........................................     13
            Competition.................................................     13
            Regulation..................................................     14
            Uniform Net Capital Rule....................................     14
            Employees...................................................     15
Item 2.     Properties..................................................     15
Item 3.     Legal Proceedings...........................................     15
Item 4.     Submission of Matters to a Vote of Security Holders.........     16

PART II
--------
Item 5.     Market for the Registrant's Common Equity and Related
            Shareholder Matters.........................................     16
Item 6.     Selected Consolidated Financial Data........................     17
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................     18
Item 7a.    Quantitative and Qualitative Disclosures About Market
            Risk........................................................     22
Item 8.     Financial Statements and Supplementary Data.................     22
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................     41

PART III
--------
Item 10.    Directors and Executive Officers of the Registrant..........     41
Item 11.    Executive Compensation......................................     44
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................     44
Item 13.    Certain Relationships and Related Transactions..............     44

PART IV
--------
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................     44
            Signatures..................................................     51

                                     PART I

ITEM 1: BUSINESS

COMPANY OVERVIEW

     We are a technologically-driven regional securities firm headquartered in Minneapolis, Minnesota. Through our operating subsidiaries, we provide a broad range of investment services to individual, corporate and public clients. These services include both traditional and online securities brokerage, investment banking and research services and the processing of securities transactions for correspondent brokerage firms and financial institutions. Our MJK subsidiary offers traditional securities brokerage, securities trading, investment banking and research services. Our niche market for investment banking includes small capitalization, emerging and start-up companies and public finance clients located principally in the upper midwest. In September 1999, our Stockwalk.com subsidiary began publicly offering a secure online brokerage service that provides order placement, portfolio tracking and related market information, news and other information to investors 24 hours a day, seven days a week, by means of the Internet and telephone. Stockwalk.com's services are now also being offered to customers of small to medium-sized financial institutions and affinity groups through our private label program. We will focus our efforts to market our private label Stockwalk.com online brokerage services to Internet portals, small to medium-sized financial institutions and affinity groups.

     Our full service brokerage business offers a variety of financial services to individuals, governments and corporations. We offer equity, fixed income and mutual fund products through approximately 160 licensed sales representatives located in nine offices in Minnesota, Florida, Texas, Arizona, Illinois and California. We clear our own securities transactions, as well as those of approximately 55 correspondent brokerage firms. Since we are a self-clearing firm, we extend margin credit to our customers and to customers of our correspondents. We also provide investment banking and advisory services to governments, public companies and private companies, including underwriting private and public debt and equity securities. In addition, we believe that we are one of the largest brokers of federally insured certificates of deposit participations in the United States. To support many of these activities, we produce research on a select group of companies with an emphasis in small capitalization, emerging and start-up companies located primarily in the upper midwest.

     Our history began in 1980 with the incorporation of Miller Securities, a specialized municipal bond firm. Miller Securities eventually broadened its business to include a variety of financial services, including securities clearing, and changed its name to Miller, Johnson & Kuehn, Incorporated. MJK Holdings, Inc. ("MJKH") was formed in June 1997 as a holding company for MJK and MJK's clearing division. On July 7, 1999, then privately-owned MJKH and publicly-held NM Holdings, Inc. completed a merger whereby MJKH became a wholly-owned subsidiary of NM Holdings, Inc. NM Holdings, Inc. sold its operating assets prior to the merger. The surviving entity changed its name to Stockwalk.com Group Inc., and is today the ultimate holding company of MJK, MJK Capital Corporation, MJKH, MJK Management Services Inc., Stockwalk.com Inc. and Arnold Securities, Inc. MJK, Stockwalk.com and Arnold Securities, Inc. are registered as broker-dealers with the SEC and are members of the NASD. Our common stock is listed on the Nasdaq NMS under the symbol "STOK."

     In September 1999, following the creation of Stockwalk.com Group, Inc., we launched Stockwalk.com as a direct-to-consumer online brokerage service. This online brokerage product utilizes our expertise in traditional securities brokerage and clearing, where we have provided online transaction services to our correspondents since 1997. Our online business is intended to take advantage of the technological changes occurring in the securities industry. We believe that investor acceptance of online brokerage firms will continue to increase. Additionally, although we have recently seen some success by large online brokerage firms, we believe that online investing has yet to penetrate the mass market. To capture a portion of this market, we are pursuing a strategy of offering online bank service providers, financial institutions, affinity groups and Internet portals a turn-key online brokerage service. This service, which we call our private label program, provides small to medium-sized financial institutions and affinity groups and Internet portals an additional product for their customers and members. These entities can use their existing websites to allow their customers and members direct access to the Stockwalk.com online trading service.

PENDING ACQUISITIONS

     On June 3, 2000, we entered into definitive merger agreements with R.J. Steichen & Company ("Steichen") and Kinnard Investments, Inc. ("Kinnard") the parent corporation of its broker-dealer John G. Kinnard, Incorporated ("JGK"). Following is a discussion of each of these transactions, including a description of the material terms of each merger agreement.

STEICHEN

     Steichen is a privately-owned full-service investment brokerage firm that has been in continuous operation since 1929. Steichen, a self-clearing firm, offers a complete range of financial products to individual investors, as well as services in the areas of corporate finance, equity research, sales and trading, and tax-exempt bonds. Similar to MJK's research department, Steichen's equity research focuses on emerging growth companies typically headquartered in the upper midwest. As of March 31, 2000, Steichen had 282 full-time employees and 185 independent licensed sales representatives, and recorded total revenues of approximately $52.5 million. Steichen's principal office is in Minneapolis, and its operates 11 additional offices in the Minneapolis-St. Paul metropolitan area, in addition to seven branch offices.

     The Steichen merger agreement requires us to issue an aggregate of 4,315,062 shares of our common stock in exchange for all of the issued and outstanding shares of Steichen's capital. The shares of our common stock to be issued pursuant to the Steichen merger agreement will not be registered. All issued and outstanding shares of Steichen's common stock are owned 50% by John
E. Feltl, its Chief Executive Officer, and 50% by a grantor retained annuity trust created by him, although Mr. Feltl retained his right to transfer his shares of Steichen's common stock prior to completion of the merger. The Steichen agreement calls for the merger of Steichen with and into a subsidiary formed by us to complete the merger. Completion of the Steichen transaction is subject to expiration of the notification period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and certain conditions that are typical in transactions of this nature. Under the terms of the Steichen agreement, the Steichen entity will continue to operate as a separate corporate subsidiary for at least two years after completion of the merger. Additional material terms of the Steichen agreement are as follows:

     - the shareholders of Steichen may earn up to an additional 2,000,000 million shares of our restricted common stock pursuant to an earn-out provision, which contains the following principal terms:

      - Steichen must have pre-tax earnings of $2.0 million per year ($4.0 million in the aggregate) during the two years following completion of the merger. The earn-out is subject to a sliding scale, which provides that all shares will be issued if Steichen earns 90% of the $4.0 million targeted amount set forth above;

      - if cumulative pre-tax earnings are less than 90% of the target earnings, the number of additional shares to be issued will be ratably reduced, e.g., if Steichen earns 63% of the targeted earnings, 73% of the additional shares will be issued. We are obligated to issue at least 25% of the additional shares, unless there are no cumulative earnings or there is a cumulative loss during the two-year earn-out period, in which case we would not have to issue any additional shares;

      - we cannot remove profit centers from or add expenses to Steichen without its consent;

      - no shares will be issued under the earn-out until the end of the earn-out period, i.e., two years from closing of the transaction, provided that all of such shares will be issued if there is a change in control of our Company; and

      - litigation and arbitration costs and expenses, any amounts paid by Steichen to Mr. John E. Feltl and his son, Mr. John C. Feltl, and the cost of any capital loaned by us to Steichen in addition to capital which may be borrowed for the purpose of satisfying Steichen's minimum net capital requirements will be deducted from the targeted pre-tax earnings.

     - Mr. John E. Feltl is withdrawing approximately $21.0 million in cash from Steichen, in the form of dividends on which he has previously paid taxes;

     - Mr. John E. Feltl has agreed to leave $3.0 million of capital in Steichen with a premium of $600,000 paid upon withdrawal of such capital at the end of the two-year period. He will have the option, at the end of the two-year period, to be repaid $3.6 million or to convert such amount into shares of our common stock at a per share price equal to the lesser of 85% of the then-current fair market value of such stock or $10.00, but not less than $5.00 per share;

     - we are entering into a five-year employment/noncompete agreement with Mr. John E. Feltl pursuant to which he will be responsible for the Steichen operations and will receive a salary of $1.0 million per year. The salary will be deducted when determining Steichen's pre-tax earnings for purposes of the earn-out agreement;

     - we are also entering into a two-year employment agreement with Mr. John
       C. Feltl pursuant to which we will pay him a signing bonus of $100,000 and a salary of $200,000 per year for two years, with all such amounts being deducted when determining Steichen's pre-tax earnings for purposes of the earn-out agreement;

     - Mr. John E. Feltl will receive a percentage of warrants issued in connection with the corporate finance activities of our various subsidiaries equal to the percentage of such warrants issued to our President, Mr. David Johnson;

     - Mr. John E. Feltl will receive a five-year warrant to purchase 300,000 additional shares of our common stock at exercisable 85% of the fair market value of such shares on the date of completion of the merger. This warrant does not contain cashless exercise provisions, but it does contain piggyback registration rights; and

     - Messrs. John E. and John C. Feltl will be appointed to our board upon completion of the transaction. Our principal shareholders, Messrs. Miller, Johnson, Kuehn and Rahm, entered into a voting agreement pursuant to which they agreed to vote shares of our common stock owned by them in favor of Messrs. Feltl being elected to our board of directors.

KINNARD

     Kinnard is a publicly-held holding company that provides financial products and services, primarily through its broker-dealer subsidiary, JGK. JGK is a member of the Chicago Stock Exchange and the NASD, and is a registered investment advisor under the Investment Advisors Act of 1940. We currently own approximately 6.9% of Kinnard's outstanding shares of common stock primarily acquired in 1999. As of December 31, 1999, Kinnard had 248 full-time employees. As of March 31, 2000, Kinnard employed 111 registered representatives, total revenues of approximately $54.9 million, and was a market maker for approximately 175 equity securities. Pursuant to the Kinnard agreement, Kinnard will merge with and into our wholly-owned subsidiary, SW Acquisition, Inc., with SW Acquisition, Inc. being the surviving entity.

     The Kinnard merger agreement requires us to pay $6.00 in cash and to issue one-half of a share of our common stock, so long as the average daily price is between $9.00 and $15.00 per share, for each issued and outstanding share of Kinnard common stock, subject to the following exceptions:

     - if the average closing price of our stock during the 20 trading days prior to the day on which all of the conditions to closing the merger are met is less than $9.00 per share, the number of our shares to be issued by us at the closing for each share of Kinnard stock will be equal to $4.50 in value; and

     - if the average closing price of our stock during such period is greater than $15.00 per share, the number of shares of our common stock to be issued by us for each share of Kinnard stock will be equal to $7.50 in value.

     Subject to certain limitations, the Kinnard agreement also provides that each outstanding warrant and option to purchase shares of Kinnard's common stock, whether or not such securities are fully vested, will be exchanged at closing for a cash amount equal to $6.00 in cash plus the cash value of the stock that would have been issued had the option or warrant been exercised prior to the merger, less the per share exercise price of the option or warrant. The Kinnard agreement also calls for us, in conjunction with Kinnard, to establish a retention program to be used to retain various company and Kinnard employees. We expect to pay approximately $3.5 million in retention bonuses. In accordance with the Kinnard agreement, we also deposited $1.0 million in an escrow account pursuant to an escrow agreement maintained by National City Bank, which must be distributed to Kinnard in the event that, among other things, we fail to consummate the

Kinnard transaction due to our knowing action or inaction. The escrow amount is not a limitation of any remedy available to Kinnard for breach of the merger agreement by us. Finally, pursuant to contractual obligations that exist between Kinnard and its Chief Executive Officer, Mr. William Farley, we will make payments aggregating approximately $2.0 million to Mr. Farley, excluding consideration issued in connection with outstanding shares of Kinnard common stock owned by him for the merger consideration and consideration received in connection with payment for the exchange of outstanding options and warrants owned by him. Mr. Farley is also entitled to receive an additional amount to cover any federal excise tax which would be imposed on Mr. Farley's excess parachute payment.

     Kinnard may terminate the merger agreement if its board approves an agreement for Kinnard to be acquired by another party for consideration to Kinnard shareholders that it has determined in good faith to be superior to the consideration to be received by Kinnard shareholders under the merger agreement so long as (a) Kinnard notifies us of the superior proposal, (b) we have an opportunity to respond, and (c) Kinnard pays us a termination fee of $1.0 million.

     The shares of our stock issued in connection with the Kinnard transaction will be registered, i.e., they will be freely tradable, except for shares issued to certain Kinnard affiliates. The terms of the Kinnard transaction are subject to approval by the shareholders of Kinnard, which we expect will be given in time for a third or fourth quarter 2000 closing. Kinnard and we have previously filed the notifications reports under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

     Combined, we, Kinnard and Steichen would have had revenues in excess of $185 million for the 12 months ended March 31, 2000, which is our fiscal year end. Combined we will have more than 400 registered representatives and approximately 850 employees. Outside of Minneapolis, we will operate 34 branch offices in eight states.

     We believe the acquisitions of Kinnard and Steichen will assist us in broadening our full-service business. The mergers will significantly increase our presence in the Minneapolis-St. Paul regional brokerage market, making us the third largest broker-dealer headquartered in the Twin Cities. Additionally, these mergers will bolster our position in our niche market of small capitalization, emerging and start-up businesses. Finally, the mergers will result in significant growth for our clearing division, as we will take over the clearing functions of Kinnard and add Steichen's clearing business. We plan to use clearing profits and related cash flow to help fund our online business.

Our Industry

     The securities brokerage industry is undergoing dramatic change. Loosened restrictions on relationships between financial institutions and broker-dealers are leading to increased competition and consolidation in the industry. Consequently, the industry is seeing increased consolidation among firms as they strive to maintain a competitive advantage in an industry represented by an estimated 60 to 80 million online and traditional brokerage accounts in October 1999.

     The increased presence of the Internet is also affecting the securities industry as online trading of securities continues to gain acceptance among investors. This online trading growth is evidenced by the fact that from 1997 to 1999, the number of online trading accounts grew from approximately 4 million to approximately 13 million. This number of online accounts translated to approximately $900 billion worth of assets held in online accounts at the end of 1999. Industry experts predict that by the year 2003, more than $3 trillion in assets will be held in over 20 million online accounts. The Internet is one of the primary methods by which investors have taken control of their own portfolios. We believe that brokerage firms that are able to provide online trading services to their customers as well as continue to provide traditional full service brokerage services, particularly in areas not well suited to Internet transactions, will be poised to capitalize on the changes occurring in the securities industry.

Products & Services

ONLINE DIVISION (STOCKWALK.COM)

     We launched Stockwalk.com, our online division, in September 1999. While not providing investment advice, Stockwalk.com offers a secure online brokerage service that provides order placement, portfolio tracking and related market information, news and other information to investors 24 hours a day, seven days a week, by means of the Internet and telephone. We plan to adapt our technology to other areas of electronic commerce, such as processing of insurance transactions and electronic cash transfers.

     When we started Stockwalk.com, we launched a regional advertising campaign in the Minneapolis-St. Paul area to create name recognition in that market and acquired two discount and online brokerage firms to provide an initial customer account base. Our October 1999 acquisition of Arnold Securities, Inc. resulted in the addition of approximately 12,000 accounts. Our November 1999 acquisition of M-One Investment Securities, Inc. provided us with approximately 5,000 accounts, the majority of which are held by members of the Asian-American community, and a website specifically tailored to the Asian-American community in that it utilizes several Chinese languages.

     Most of Stockwalk.com's customers are individuals with traditional retail accounts. Currently Stockwalk.com has approximately 12,100 active customer accounts. Monthly transactions increased from approximately 3,200 in October 1999 to approximately 17,600 in May 2000. A customer may open an account with a minimum of $1,000 but, from time-to-time, the minimum deposit and transaction fees have been reduced or waived for promotional purposes. Currently, Stockwalk.com charges a flat fee of $18.95 per equity trade, up to 5,000 shares.

     We intend to market our on-line technology to bank service providers, financial institutions and members of affinity groups and Internet portals. Our private label product allows the financial institution, affinity group or Internet portal to give its customers or members access to online brokerage services through the financial institution's, affinity group's or Internet portal's websites. This allows the client to simply add our product to the variety of online services it offers to its customers. Currently, we have agreements with approximately 12 online bank service providers, such as Digital Insight Corporation, Regency Systems, Inc., Digital Visions, Inc. (now a part of Netzee, Inc.), Open Solutions, Inc. and Cavion.com. Currently, we also have direct agreements with 26 financial institutions, including Northwest Airlines Credit Union, Community Savings Bank, Arkansas National Bank and Capital Bank. Finally, as of such date, we have an agreement with an affinity group and Internet portal. All of these organizations have agreed to market a private label version of our online brokerage services to their clients. In total, all of these agreements provide us with exposure to approximately 5,800 financial institutions, affinity groups and Internet portals serving approximately 3.0 million customers. We expect that we will capture a small percentage of these customers for our website, which would increase our customer base. Generally, we pay the financial institution a per transaction fee, and it pays portals or affinity groups a flat fee for each order.

     Our agreement with Telescan, Inc., entered into in March 2000, will serve to greatly enhance the online content we offer to our customers. Telescan provides financial Internet content to many of the nation's largest financial services and media companies, including America Online, American Express, Fidelity Investments, Forbes, GlobalNetFinancial, CNBC and Fortune. Under our agreement with Telescan, we may private label Telescan's financial analytical tools with our online brokerage website. Thus, along with an online trading capability, financial institutions, affinity groups and Internet portals using our private label program will be able to offer their clients data, news and analysis tools for stocks, mutual funds and portfolios, educational tools, discussion groups, portfolio management tools, research and analysis, charts, technical analysis, market commentary and investment newsletters. In addition, our three-year renewable license with Telescan allows us to private label the content of its WallStreetCity.com website on an exclusive basis to certain banks with less than $10 million in assets and to all but the largest 150 broker-dealers in the United States. With respect to the largest 150 broker-dealers, we purchased a non-exclusive license to private label this same content, provided that we first obtain Telescan's prior approval on a case-by-case basis. As a part of this agreement, Telescan made a substantial investment in our company by purchasing 309,000 shares of our common stock, along with 30,900 warrants to purchase our common stock, for approximately $2.3 million, of which approximately $1.8 million was applied to eliminate obligations related to the license.

     Northwest Airlines recently agreed to allow Stockwalk.com to place dedicated terminals in Northwest Airlines WorldClubs for a 90-day trial period. During the trial period, the terminals have been placed in Northwest's hub markets of Minneapolis, Detroit and Memphis. WorldClubs members are able to obtain investment and market information and may also open up a Stockwalk.com account online and trade securities from the terminals. Following the trial period, together with Northwest, we will determine whether to place the terminals in additional WorldClub locations.

     Stockwalk.com's computer center is located at our headquarters in Minneapolis. All of our servers are leased from or housed at Digital Island, Inc. under an agreement whereby Digital Island provides turn-key maintenance of our servers that route all of our transaction traffic. Our trading software systems are provided by Automated Financial Systems, Inc. in New York, New York. This system facilitates all of our securities trading activity. The software applications for our website are proprietary to Stockwalk.com and are designed to efficiently interface with MJK's clearing system. The Company employed 384 persons as of May 31, 2000. Stockwalk.com has offices in Golden Valley and Minneapolis, Minnesota; and San Francisco and Fremont, California.

Full Service Brokerage Division

     Our full service brokerage business is conducted through MJK and includes retail brokerage, trading, investment banking, research and clearing activities. The division offers services to clients in the following four areas:

     - investment advice for individuals and institutions;

     - financial advisory and underwriting services to governments in the upper midwest;

     - investment banking assistance to start-up and early stage regional companies to access capital; and

     - resale of bank and thrift certificates of deposit.

     At May 31, 2000, MJK employed approximately 140 licensed sales representatives in nine offices located in Golden Valley, Minneapolis and St. Paul, Minnesota; Clearwater, Florida; Dallas and Houston, Texas; Scottsdale, Arizona; Chicago, Illinois; and La Jolla, California. MJK currently has approximately 7,000 active accounts.

     We are a self-clearing firm, providing transaction clearing services for MJK and Stockwalk.com clients, as well as for the clients of approximately 55 correspondent brokerage firms. As soon as possible following the completion of the Kinnard merger, we will also provide clearing services for its business. Steichen currently uses its own proprietary clearing system. We will be evaluating Steichen's system after completion of the Steichen merger to determine how best to move forward with our overall clearing operation. As a clearing agent, we provide transaction execution, account maintenance and record keeping services. Securities Industries Software Corporation, a division of ADP, maintains our back office system. We also contract with other vendors to produce, batch and mail our confirmations and customer reports. We also extend credit to customers clearing through MJK. Our correspondent brokerage firms are responsible to us for all transactions in their customer accounts. We also lend securities to other firms and customers.

     MJK is a dealer in corporate equity and corporate and governmental fixed income securities and recognizes profits or losses on transactions in, or fluctuations in, the value of securities held in inventory. We have established internal guidelines which are periodically reviewed, limiting the size and risk of inventories maintained. Additionally, MJK presently serves as a market maker for approximately 60 Nasdaq companies. Many of these companies have been clients of our investment banking group or are covered by our research analysts. As a market maker we publish bid and ask prices for the securities in which we make markets. We publish prices on our inventory of taxable and non-taxable municipal bond issues and bid on municipal bond issues in the inter-dealer market.

     As a securities broker, MJK acts as an agent in the purchase and sale of securities, options, commodities and futures contracts traded on various securities and commodities exchanges or in the over-the-counter market. MJK charges a brokerage commission when acting as agent for the purchaser or seller of a security. If the security is listed on an exchange, the transaction is generally effected through a floor broker who is unaffiliated with MJK. If the security is traded in the over-the-counter market, transactions are generally effected with a market maker in the security. In addition to the foregoing, MJK earns commissions from transactions involving various other financial products. Individual investors are the primary source of MJK's commission business.

     We derive a significant portion of our revenue from interest income, the major portion of which relates to customer balances. We effect customers' transactions on either a cash or margin basis. Purchases on a cash basis require full payment by the designated settlement date, generally the third business day following the transaction date, except in the case of options, which settle the day following the transaction. When a purchase is made on a margin basis, MJK extends credit to the customer for a portion of the purchase price. The amount of the loan is subject to margin regulations of the Federal Reserve Board and the internal policies of MJK, which are generally more stringent than applicable regulations. Interest is charged at a floating rate on amounts borrowed by customers to finance purchases on margin. The rate charged is dependent on federal interest rates generally, the average net debit balance in the customers' accounts and the activity level in the accounts. As of March 31, 2000, our customers' aggregate margin debt was approximately $216 million. This indebtedness was secured by customer securities positions with a market value of approximately $1.0 billion at that date.

     Customers will at times accumulate credit balances in their accounts. Such balances result from payment of dividends, interest or principal on securities held for such customers, from funds received in connection with sales of a customer's securities and from cash deposits made by customers pending investment. Pending investment of such funds or reimbursement upon the customer's request, MJK pays interest on these credit balances. MJK uses available credit balances to lend funds to customers purchasing securities on margin. Excess customer credit balances are invested in short-term securities in accordance with applicable regulations and are segregated for the exclusive benefit of customers. MJK generates net interest income from the positive interest rate spread between the rate earned from margin lending and alternative short-term investments and the rate paid on customer credit balances. As of March 31, 2000, our customers had free cash balances of approximately $280.0 million.

     Our investment banking group consists of a total of seven public finance and corporate finance professionals. The investment banking department generates income primarily from fees which are frequently based on the amount of capital raised, but may include equity participation through the receipt of warrants. The public finance division also includes an originations group and a fiscal advisory group. The originations group participates in underwriting activities while the fiscal advisory group provides independent advice to our public sector clients.

     Our originations group concentrates primarily on revenue bond issues, many of which are conduit issues where a municipality lends its name to provide tax-exempt status to qualifying projects. Our underwriting areas include 501(c)(3) nonprofit healthcare projects, housing projects, industrial revenue bond projects and school facilities. According to statistics compiled by Securities Data Corporation, from April 1, 1999 to March 31, 2000, our originations group underwrote and acted as lead manager on 158 municipal bond issues worth approximately $306.1 million

     Our fiscal advisory group advises municipalities on the structure and terms of bond financings, particularly general obligation bond issues, throughout the upper mid-western United States. The fiscal advisory group also acts as advisor on municipal issues sold by competitive bid. According to Securities Data Corporation, in 1999, the group served as advisor on 34 municipal issues.

     Our corporate finance group assists small and emerging companies, including start-ups, in raising capital from both public and private sources. The group focuses on companies in the upper midwest. It provides financial advisory services, manages or co-manages public offerings of equity and debt, and arranges private placement of securities.

     For the year ended March 31, 2000, we placed approximately $21 million in offerings of equity securities of ten emerging companies. In private placements, we typically raise between one and five million dollars per transaction. Prior to 1999, a majority of our transactions were in the medical devices and technology industry.

     We also maintain a research department that provides analysis, investment recommendations and market information on emerging growth companies. As of March 31, 2000, we employed five research analysts covering approximately 59 companies. We also supplement internal research with research products from independent organizations.

Our Strategy

     Our strategy is to continue to expand our online trading business while continuing to offer and expand our full service brokerage business to increase our presence in our niche markets. By improving and enhancing the products and services offered through our full service brokerage business, we will continue to increase our customer base. Additionally, our online brokerage growth strategy is to offer a turn-key online brokerage service to financial institutions and affinity groups and Internet portals. This service, which we call our private label program, provides small to medium-sized financial institutions and affinity groups and Internet portals an additional product for their customers or members. To date, we have focused on strategic alliances with online bank service providers, small to medium-sized financial institutions and affinity groups and other Internet portals. We hope to capitalize on all of these organizations' pre-existing client relationships. Financial institutions and affinity groups and Internet portals can offer our online brokerage services to their clients and members without incurring the large capital costs associated with developing in-house technology. These financial institutions and groups have the option of marketing the online brokerage service under our name to private label the product under their own names.

     To pursue our strategy, we plan to continue making strategic acquisitions of brokerage firms and companies with technologies or businesses to complement our traditional and online brokerage businesses. We will pursue three different types of firms in our acquisition strategy:

     - Online and traditional brokerage firms -- We intend to target online brokerage firms as well as traditional brokerage firms that have not made any significant commitment to the Internet. An ideal acquisition candidate will not be self-clearing, will possess a broad and active account base, substantial credit and debit balances, and will require the technology that a self-clearing firm can provide.

     - Niche brokerage firms -- We plan to take advantage of unique opportunities to establish a position in niche markets. Our first such acquisition involved the purchase of M-One Investment Securities, Inc., a company whose customer base is almost entirely Chinese-American. This demographic group is particularly attractive because 55% of Asian-Americans own computers. Our purchase of M-One was the first step in targeting Asian-American investors. We are also discussing private label opportunities with financial institutions that serve the Asian-American population.

     - Technology companies -- We intend to target companies whose technology strengthens our core competencies or whose unique technology is needed for us to retain a competitive edge. One such area is unique user interface technology. We will focus on technology that is robust, scalable and extendible so that features may be added quickly.

     We also plan to enter into strategic alliances to private label our online trading brand. The majority of these alliances will be with online bank service providers, small to medium-sized financial institutions, affinity groups and Internet portals, with the goal of pulling the financial institutions' customers, affinity group's and Internet portal's members through to our website. Our private label program will allow financial institutions, affinity groups and Internet portals to provide online brokerage services to their customers or members without having to make large capital expenditures to support online technology. At the same time, we believe that we will benefit from these relationships because we will gain exposure to a large number of potential customers without the use of expensive national advertising campaigns.

     Our planned mergers with Kinnard and Steichen constitute major steps in our growth strategy. Both of these traditional brokerage firms have a solid presence in the Minneapolis-St. Paul market, and both serve the same types of companies and investors that make up our current clientele. Along with providing active account bases and significant additional licensed representatives, these firms will assist us in continuing to generate business from small capitalization and emerging start-up companies. Additionally, because Kinnard is not a self-clearing firm, we will be gaining additional business for our clearing division.

Recent Developments

     In March 2000, we completed a $11.7 million private placement, net of offering expenses, of approximately 1,600,000 shares of our common stock. In this placement, each investor also received a three-year warrant to purchase one additional share of common stock at $10.00 per share for each ten shares purchased.

     Our license agreement with Telescan, Inc., completed in March 2000, allows us to private label Telescan's online financial analytical tools with our online brokerage services. Thus, both our direct customers and customers we obtain via our private label agreements will have access to sophisticated financial information. We also purchased a three-year renewable license to market and sub-license Telescan's system operation services on both an exclusive and non-exclusive basis to certain banks and broker-dealers. In connection with this license agreement, we issued Telescan 309,000 shares of our common stock at $7.50 per share, along with warrants to purchase 30,900 shares at $10.00 per share. A portion of these shares were allocated to full payment of monthly license service fees.

     In April 2000, our MJK subsidiary acquired the brokerage assets of Concord Services, LLC, a Chicago, Illinois, registered broker-dealer. Concord services approximately 1,100 primarily individual accounts holding assets of approximately $800 million. The entire purchase price is payable over a five-year period out of future commissions earned by us from transactions in the customer accounts acquired.

     In June 2000, we renamed our Arnold Securities broker-dealer subsidiary Online Brokerage Solutions, Inc. This subsidiary will focus exclusively on offering our private label Stockwalk.com online brokerage services to Internet portals, small to medium-sized financial institutions and affinity groups.

Competition

     We compete for investor funds with traditional brokerage firms and banks, insurance companies and mutual funds. Traditional brokerage firms rely on a network of internal or affiliated brokers to solicit customer accounts, provide investment advice to clients, and execute transactions on their clients' behalf. Although there are many large national brokerage firms, such as Merrill Lynch and Morgan, Stanley Dean Witter, Discover & Company with which we compete, we more frequently encounter the following firms in the normal course of competing for traditional brokerage account funds:

     - American Express Service Corporation;

     - AG Edwards & Sons, Inc.;

     - Dain Rauscher Incorporated; and

     - U S Bancorp Piper Jaffray, Inc.

Our planned mergers with Kinnard and Steichen will significantly enhance our competitive presence among traditional brokerage firms in the Minneapolis-St. Paul area, including our ability to attract and retain brokers.

     Our online brokerage services offer clients the opportunity to direct their own investing activity without our advice. We offer Internet and direct dial connections to clients, allowing them to directly place orders without the need for contact with a live broker. Representative competitors for online brokerage services include the following:

     - Ameritrade;

     - Charles Schwab & Co., Inc.;

     - DLJdirect Inc.; and

     - E*Trade Securities, Inc.

     We do not have the resources or market presence to compete directly with the major online brokerage firms. Therefore, we have chosen to focus our efforts on our private label business and thereby use online bank service providers, financial institutions and affinity groups and Internet portals to market our products to their customers and members.

     We also face several competitors in the clearing business. Most of the competition for our clearing division business comes from the following companies:

     - Bear Stearns Securities Corp.;

     - Credit Suisse First Boston Corporation;

     - National Securities Corporation;

     - Southwest Securities, Inc.; and

     - U.S. Securities & Futures Corp.

All of these firms provide clearing services including the confirmation, receipt, settlement and delivery functions involved in securities transactions. Many of our clearing competitors are substantially larger than us and may be able to offer more favorable terms to their clearing customers.

Regulation

     The securities industry is subject to comprehensive regulation by federal and state governments, the various securities exchanges and self-regulatory bodies. The regulations cover all aspects of the securities business including sales methods, trade practices among broker-dealers, uses and safekeeping of customers' funds and securities, capital levels of securities firms, record keeping and the conduct of employees. Violations of these rules and regulations can result in censure, fines, suspensions and loss of the right to do business. We have been in compliance with such rules and regulations in all material respects.

Uniform Net Capital Rule

     As broker-dealers and member firms of the NASD, MJK, Stockwalk.com, Online Brokerage Solutions, Steichen and JGK are subject to the Uniform Net Capital Rule (the "Rule") promulgated by the SEC. The Rule is designed to measure the general financial integrity and liquidity of a broker-dealer and the minimum net capital deemed necessary to meet the broker-dealer's continuing commitments to its customers. The Rule provides for two methods of computing net capital, and MJK has adopted what is generally referred to as the alternative method. Minimum net capital is defined under this method to be equal to 2% of customer debit balances, as defined. The NASD may also require a member organization to reduce its business if net capital is less than 5% of such aggregate debit items and may prohibit a member firm from expanding its business and declaring cash dividends of its net capital is less than 5% of such aggregate debit items. In computing net capital, various adjustments are made to exclude assets which are not readily convertible into cash and to provide a conservative valuation of other assets such as a company's trading securities. Failure to maintain the required net capital may subject a firm to suspension or expulsion by the NASD, the SEC and other regulatory bodies and may ultimately require its liquidation. All three of our broker-dealer subsidiaries are in compliance with all net capital requirements.

Employees

     As of March 31, 2000, we had approximately 367 full-time employees. Of these, 285 were employed by MJK, and 82 were employed by Stockwalk.com. None of our employees is represented by a collective bargaining unit.

ITEM 2: PROPERTIES

     Our principal executive offices and back office facilities are located at 5500 Wayzata Boulevard, Minneapolis, Minnesota 55416 where at March 31, 20000 we leased approximately 28,000 square feet of office space. The leases for these premises expire in March 2004. We also have several leases for a total of approximately 32,000 square feet for our regional branch offices, with month-to-month leases or term leases terminating as late as February 2004. We are currently in negotiations to acquire additional space in the headquarter facility in Minneapolis. However, our existing facilities are adequate for the short-term future. As we outgrow our existing facilities, we believe that additional space can be timely obtained on acceptable terms.

ITEM 3: LEGAL PROCEEDINGS

     Many aspects of our business involve substantial risks of liability, including exposure under federal and state securities laws in connection with the underwriting and distribution of securities. We do not presently maintain an errors and omissions insurance policy insuring us against these risks. In recent years, there has been an increasing incidence of litigation involving the securities industry, including class actions which generally seek rescission and substantial damages. Additionally, securities brokerage firms, including us, become parties to arbitrations brought by dissatisfied customers in the general course of business. At the present time, we are not a party to, nor is any property subject to, any pending legal proceedings, other than routine litigation or arbitration incidental to our business. We believe that we have good factual and legal defenses to pending proceedings, and we do not expect that losses related to any of these proceedings, in the aggregate, will be material.

     In December 1999, Kinnard received a binding arbitration award of approximately $16.6 million against Dain Rauscher Incorporated in conjunction with the wrongful recruiting of certain investment executives by Dain from Kinnard. Confirmation of the award has been sought from the Hennepin County District Court in Minneapolis, and Dain Rauscher has asked the court to vacate the award.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2000.

                                    PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS.

     The Registrant's (Nutritional Medical Inc.) stock began trading September 26, 1996 on the NASDAQ Small Cap Market System under the symbol "NMED". In response to a listing requirement of the NASDAQ Small Cap Market that the common stock maintain a minimum bid price of $1.00 per share, the Company effected a one-four four reverse stock split on June 10, 1998. In December 1999, the Registrant discontinued all business operations.

     On May 7, 1999 the Registrant received a determination from a NASDAQ Listing Qualification Panel that the Common Stock would be delisted from trading on the NASDAQ Small Cap Market effective as of the date. In its decision, the panel noted that the Company's current status as a "shell" corporation with no active business operations did not provide investors sufficient information to determine the potential of an investment. The Common Stock continued to trade on the Over The Counter Bulletin Board under the symbol, NMED. Pursuant to the reverse merger with MJK Holdings on July 6, 1999, the common Stock symbol was changed to STOK.

     On October 5, 1999, the Company received approval for listing on the NASDAQ National Market, trading under the symbol STOK. The table below sets forth the high and low bid prices of the Company's common stock as reported by NASDAQ for the quarters indicated:

FISCAL                                                                     FISCAL
 2000         FIRST           SECOND          THIRD            FOURTH       1999         FIRST         SECOND          THIRD
------      ----------      ----------      ----------      ------------   ------      ---------      ---------      ---------
HIGH            18 3/8         16 1/8          10 3/8          14 15/16    HIGH           3 1/2          1 3/4          1 1/4
LOW              7 5/8          8 5/8           7 1/4             7 1/8    LOW            1 1/8           7/8            5/8

FISCAL
 2000    FOURTH
------  ---------
HIGH        9 5/8
LOW         1 1/4

     At May 31, 2000, there were 21,582,148 shares of common stock outstanding held by approximately 1,044 beneficial shareholders and 124 shareholders of record. We have not paid any cash dividends on our common stock and does not anticipate paying cash dividends in the foreseeable future. There were no unregistered sales of our common stock in fiscal year ended March 31, 2000.

ITEM 6: SELECTED FINANCIAL DATA.

     The following selected consolidated financial data for each of the five fiscal years ended March 31, 1996, through March 31, 2000, have been derived from our audited consolidated financial statements of MJK for the fiscal year ended March 31, 1996, MJK Holdings, Inc. (MJK's parent) for the years ended March 31, 1997, 1998 and 1999 and Stockwalk.com Group, Inc. for the fiscal year ended March 31, 2000. The information should be read in conjunction with the financial statements and related notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                 FISCAL YEARS ENDED MARCH 31,
                                      ---------------------------------------------------
                                       2000       1999       1998       1997       1996
                                      -------    -------    -------    -------    -------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA
REVENUES:
  Trading profits.................    $16,073    $15,063    $10,634    $ 9,856    $10,536
  Interest........................     20,989     15,410     13,507      9,150      5,487
  Commissions.....................     14,287      9,888      9,040      3,930      2,732
  Investment banking..............     10,363      8,389      9,656      7,716      6,932
  Clearing fees...................      5,248      3,105      1,902        785        567
  Other Income....................      4,010      3,735      2,354      1,170        690
                                      -------    -------    -------    -------    -------
       TOTAL REVENUES.............    $70,970    $55,590    $47,093    $32,607    $26,944
EXPENSES
  Employee compensation and
     benefits.....................    $34,163    $26,987    $25,950    $17,736    $16,807
  Clearing fees...................      2,999      2,890      1,475        750        653
  Occupancy and equipment.........      4,854      3,285      3,381      1,965      1,052
  Communication...................      8,017      5,251      3,938      2,298      1,655
  Interest........................     16,331     11,806     11,027      7,427      4,429
  Other expense...................      7,145      3,113      3,145      2,207      1,489
                                      -------    -------    -------    -------    -------
       TOTAL EXPENSES.............    $73,509    $53,332    $48,916    $32,383    $26,085
INCOME (LOSS) BEFORE INCOME
  TAXES...........................     (2,539)     2,258     (1,823)       224        859
Income tax expense (benefit)......       (839)       985       (599)        34        334
                                      -------    -------    -------    -------    -------
NET INCOME (LOSS).................    $(1,700)   $ 1,273    $(1,224)   $   190    $   525
                                      =======    =======    =======    =======    =======
BASIC AND DILUTED EARNINGS PER
  SHARE...........................    $ (0.09)   $  0.08    $ (0.08)   $  0.01    $  0.03
                                      =======    =======    =======    =======    =======
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION DATA
       Total Assets...............    538,875    322,353    272,616    181,042    124,633
       Total Debt.................     55,619     48,113     27,728     27,102     28,303
       Total Shareholder's
          Equity..................     24,652      7,011      1,358      2,583      2,392

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Stockwalk.com Group, Inc., ("The Company") has two principal subsidiaries:
MJK and Stockwalk.com, Inc. MJK is a Minneapolis-based regional broker-dealer, engaging primarily in principal transactions, commission business, investment banking activities, and customer financing, as well as acting as a fully disclosed clearing broker for approximately 50 brokerage firms as of March 31, 2000. Stockwalk.com, Inc. has commenced online securities trading through its website.

     During fiscal 2000, our subsidiary, Stockwalk.com, Inc., completed the acquisition of two on-line brokerage firms. In October 1999, we acquired Arnold Securities, Inc. (ASI) of Minneapolis, MN. ASI offers on-line trading services to customers across the upper midwest. In November 1999, we completed the acquisition of M-One Securities, which is headquartered in San Francisco, CA and maintains a branch office in Freemont, CA. M-One Securities offers on-line trading services for its customers through its web-site which includes language alternatives in English, Cantonese and Mandarin.

     Our business is highly competitive and sensitive to many factors beyond the control of management, including the volatility and price level of securities markets; the volume, size and timing of securities transactions, the level and volatility of interest rates, local and national economic conditions and demand for services and investment products. In addition, a significant portion of our expenses, including salaries, benefits, occupancy and communications, are relatively fixed and do not vary with market activity. Consequently, our revenue and net income have been and may continue to be subject to fluctuations.

     If the pending mergers with Steichen and Kinnard are completed, they will be accounted for using the purchase method. As purchases, the Steichen and Kinnard operations will be included in our financial results from their respective closing dates and the goodwill from the acquisitions will be amortized over 20 years.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     The matters set forth in this public dissemination, including management's expectations regarding future growth and profitability, are forward-looking statements within the context of the Private Securities Litigation Reform Act of 1995. These statements involve certain risks and uncertainties that could cause actual results to differ materially from such statements. These potential risks and uncertainties include, among other factors, the volatile nature of financial markets and the securities industry, rapidly growing competition in the financial services industry, including the on-line security trading business dependence on and competition for experienced personnel, successful implementation of the our long-term strategy and federal and state regulatory and legislative changes.

SEGMENTS

     Our reportable segments are as follows: clearing services, retail sales, internet brokerage, underwriting, and other.

CLEARING SERVICES

     We serve as a clearing agent providing transaction execution, account maintenance, including extension of credit, and record keeping services for customers of its introducing brokers. We collect a clearing fee and charge interest on our customers' margin accounts and pay interest on cash in customers' accounts.

RETAIL SALES

     We charge a brokerage commission when acting as agent for the purchaser or seller of a security. We also purchase securities from and sell securities to customers on a principal basis and maintain inventories of securities for such purposes. In principal transactions, we recognize income or loss on the inventory we maintain which is marked to market daily. Our retail business also includes federally insured certificate of deposit participations.

INTERNET BROKERAGE

     We provide automated order placement, portfolio tracking and related market information, news and other information services 24 hours a day, seven days a week by means of the Internet and direct modem access which allows our customers the ability to place orders for stock trades and other investment transactions directly, and at a lower, more predictable transaction cost than traditional full-commission brokerage firms. Further, we expect that our technology will be adopted to provide information and transaction processing services related to other aspects of electronic commerce, such as processing, insurance transactions and electronic cash transfers.

UNDERWRITING

     We also provide capital finance planning services for our clients. Such plans are implemented by managing or co-managing public offerings of securities or by arranging private placements of securities with institutional or individual investors. The capital finance department coordinates the distribution of managed and co-managed corporate underwriting, accepts invitations to participate in competitive or negotiated underwriting arrangements managed by other investment banking firms, and allocates and merchandises our underwriting positions to the firm, to institutional clients and to other broker-dealers. The commission spread generated from sale of securities is allocated between retail sales and underwriting.

OTHER

     Other revenues consist of fiscal consulting fees and management fees assessed to affiliates that are eliminated in consolidation. Other expenses include general and administrative expenses for departments not directly related to one of our broker-dealers subsidiaries.

     Segment results are derived from our branch location profitability reporting system. Intersegment transactions are measured on the same basis as if the transactions occurred with external customers. In reviewing the segment operating results, our operating decision-makers do not distinguish between intersegment transactions and external customer transactions. Intersegment revenue is eliminated to reconcile total segment revenue to consolidated revenue. Income tax expense or benefit is not allocated to the our operating segments. We do not provide balance sheet data for segment reporting as this data is not measured for our operating segments.

     Information concerning operations in our segments of business is as follows for the years ended:

                                                         FISCAL YEAR ENDED
                                                         -----------------
                                              MARCH 31       MARCH 31       MARCH 31
                                                2000           1999           1998
                                             -----------    -----------    -----------
REVENUE:
  Clearing services......................    $28,102,800    $19,279,800    $15,968,700
  Retail sales...........................     36,276,400     30,672,200     28,009,400
  Internet brokerage.....................      2,717,500             --             --
  Underwriting...........................      3,215,500      4,337,600      2,173,600
  Other..................................      1,483,600      1,300,700        940,900
  Eliminations...........................       (825,500)            --             --
                                             -----------    -----------    -----------
CONSOLIDATED REVENUE.....................    $70,970,300    $55,590,300    $47,092,600
                                             ===========    ===========    ===========
PRETAX INCOME (LOSS):
  Clearing services......................    $ 4,210,900    $ 2,050,700    $ 1,080,300
  Retail sales...........................       (715,900)      (272,300)    (3,066,000)
  Internet brokerage.....................     (3,585,500)            --             --
  Underwriting...........................       (142,200)       485,000        162,400
  Other..................................     (1,855,900)            --             --
  Eliminations...........................       (450,100)        (5,800)            --
                                             -----------    -----------    -----------
CONSOLIDATED PRETAX INCOME (LOSS):.......    $(2,538,700)   $ 2,257,600    $(1,823,300)
                                             ===========    ===========    ===========

     Revenues from clearing services increased $8.8 million from 1999 to 2000 and $3.3 million from 1998 to 1999 representing increases of 45.8% and 20.7%, respectively. Clearing fee expenses increased $6.7 million from 1999 to 2000 and $2.3 million from 1998 to 1999 representing increases of 38.7% and 15.7%, respectively. The significant increase in revenues is directly related to ticket charges collected on the increased number of customers from the Company's introducing brokers. The number of introducing brokers for which we clears trades has increased from 22 at March 31, 1998 to 31 at March 31, 1999 to 50 at March 31, 2000. We processed 916,900, 504,700 and 314,600 tickets in the fiscal years ended March 31, 2000, 1999 and 1998 respectively. The increase in revenues is also impacted by interest income earned on the increased number of customer margin accounts. Clearing fee expenses have increased primarily as staff additions are required to service the increasing number of trades and interest expense is charged on cash balances for the increased number of customers from the new correspondent brokers. It is anticipated that clearing fee income will grow as we maintain customer accounts and clear trades for our expanding internet brokerage business and attract new correspondent brokers.

     Our retail sales revenues increased $2.7 million or 9.5% from 1998 to 1999 and $5.6 million or 18.3% from 1999 to 2000. The commissions earned have increased due to the volume of customer trades associated with the significant rise in the United States equity markets. The fiscal 2000 results include record activity in the fourth quarter generated by record fluctuations and overall insecurity in certain markets, both of which generated a large number of trades for which we act as an agent for our customers. Retail sales expenditures have increased due to a growth in the administrative personnel, rent and communications equipment required to enhance customer service and meet regulatory requirements. The $3.1 million loss on retail sales in 1998 resulted principally from increased administrative and professional fees, one-time costs associated with specific arbitration and litigation matters, as well as initial employee retention costs related to the acquisition of Juran & Moody in fiscal year 1997.

     Our internet brokerage business generated trading fee revenues of $2.7 million in the fiscal year ended March 31, 2000. During the year ended March 2000 we launched our web-site and completed the acquisition of Arnold Securities, Inc., Minneapolis, MN and M-One Securities Inc., San Francisco, CA. The $3.6 million loss from internet brokerage in the year ended March 2000 was attributed to significant costs incurred in advertising designed to create brand awareness for attracting new on-line customers and generating new private label business. We expect our internet brokerage revenue to grow as we attract new private label partners, acquire other on-line broker dealers, and attract new direct customers and customer activity increases.

     Underwriting revenues declined $1.1 million from 1999 to 2000 after increasing $2.2 million from 1998 to 1999. The 1999 results include a $815,000 placement fee for locating a financial partner of a electricity project. No similar transaction was completed during fiscal year 2000. The timing of investment banking activity can vary significantly from period to period based on market conditions resulting in fluctuations in revenues and operating profits in this segment.

     The $1.9 million loss from other operations in the year ended March 2000 is related to additional compensation for administrative personnel, legal and accounting services and other incremental expenditures associated with being a public company. The loss also includes expenses incurred for development of our technological infrastructure that cannot be allocated equitably to the other segments of our business.

LIQUIDITY AND CAPITAL RESOURCES

     Our assets consist primarily of cash and assets readily convertible into cash. Security inventories are stated at market value and are generally readily marketable. Customer margin loans are collateralized by securities and have floating interest rates. Other receivables and payables arising from transactions with customers and other brokers and dealers usually settle transactions within three days following the date of transaction. Fluctuations in the customer margin and cash balances result in changes in segregated investments per NASD reserve requirements. Operations are financed by equity capital, bank lines of credit and working capital. Due to the liquid nature of our balance sheet, the fluctuations in cash flows from financing activities are directly related to operating activities.

     The $17.7 million increase in deposits at clearing organizations is the result of the purchase of additional government notes and bonds for collateral on deposits required by the option clearing corporation for increased levels of customer positions.

     Our investing activities used $9.5 million of cash in the year ended March 2000 as a result of the acquisitions of certain assets of M-One Securities, Inc., Arnold Securities, Inc. and the Telescan software license. We funded these acquisitions through the issuance of notes payable and common stock.

     Our financing activities provided cash of $17.9 million in the year ended March 2000, primarily resulting from the issuance of approximately 2.2 million shares of the Company's common stock through private placements at a net price of $7.125 per share and options and warrants exercised to purchase 63,875 shares of the Company's common stock. Notes payables were issued in connection with the acquisitions completed in the year ended March 31, 2000. The increase in short-term borrowings at March 1999 and subsequent decline in March of 2000 is the result of fluctuating operating balances at each respective year-end.

     At March 2000, we had approximately $70.0 million in committed credit agreements, of which $29.5 million was utilized. The extended credit was collateralized with approximately $20.9 million of firm-owned securities and cash and approximately $14.2 million was collateralized by customer securities collateralizing liabilities subordinated to claims of general creditors.

     We believe that our current cash position, cash generated from future operations, availability of line of credit borrowings, additional capacity for subordinated debt, and sale of securities will be adequate to meet the present capital requirements for the combined entity for at least one year.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Our primary market risk exposure is the impact that equity market pricing and interest rate fluctuations may have on the value of financial securities we hold. We manage this risk exposure through a process of internal controls and management review. Position limits for trading and investments are established and monitored on an on-going basis. The trading inventory is turned over frequently throughout the year. Our customers' credit standing is reviewed by management and we maintain collateral to support customer margin loans.

     Our equity price risk results from the risk of loss from price movements, volatility or liquidity over which we have no control. We have significantly reduced our corporate equity holdings from long positions of $6.3 million at March 31, 1999 to $3.5 million at March 31, 2000. The potential loss in fair value, using a hypothetical 25% decline in equity prices on the March 31, 2000 holdings, is estimated to be $875,000. A 25% hypothetical decline was used to represent a significant yet plausible market change.

     Our primary exposure to interest rate risk arises from our interest earning assets held primarily for deposits to meet clearing organizations and NASD reserve requirements. We mitigate this risk by holding high-grade government obligations with short-term maturities.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           STOCKWALK.COM GROUP, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Financial Condition..............    Page 24
Consolidated Statements of Operations.......................    Page 25
Consolidated Statements of Shareholders' Equity.............    Page 26
Consolidated Statements of Cash Flows.......................    Page 27
Consolidated Notes to Financial Statements..................    Page 28
Report of Independent Public Accountants....................    Page 40

BASIS OF PRESENTATION

     The Merger between MJK Holdings and the former registrant, NM Holdings has been accounted for using the reverse purchase method of accounting. The Company issued new shares of Common Stock in exchange for outstanding shares of MJK capital stock. The shares of common stock issued to MJK Holdings, Inc. shareholders represented 93.5% of the common shares outstanding immediately following the consummation of the merger. In applying generally accepted accounting principles ("GAAP"), the Merger has been deemed to be equivalent, for accounting purposes, to MJK's issuance of its capital stock in exchange for the fair market value of the assets and liabilities of the Company. As a result, no goodwill has been recorded, and the assets of MJK and it subsidiaries are recorded at their historic values.

                           STOCKWALK.COM GROUP, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                 MARCH 31,
                                                        ----------------------------
                                                            2000            1999
                                                        ------------    ------------
ASSETS
Cash................................................    $  5,533,500    $  3,200,700
Cash and cash equivalents -- segregated.............      83,009,400      73,130,500
Receivables from customers..........................     216,216,100     139,910,800
Receivables from brokers and dealers................     160,230,300      70,350,300
Deposits at clearing organizations..................      26,234,900       8,492,200
Trading securities owned, at market.................       8,320,100       9,274,300
Secured demand notes receivable.....................      18,575,000       9,675,000
Goodwill, less accumulated amortization of $489,400
  and $243,600......................................      10,284,900       1,380,200
Other assets........................................      10,471,100       6,938,800
                                                        ------------    ------------
TOTAL ASSETS........................................    $538,875,300    $322,352,800
                                                        ============    ============
LIABILITIES
Short-term borrowings...............................    $ 29,500,000    $ 33,900,000
Payables to customers...............................     280,364,200     203,313,800
Payables to brokers and dealers.....................     160,153,400      53,363,600
Trading securities sold but not yet purchased, at
  market............................................       1,339,000         812,200
Notes payable.......................................       7,544,400       4,538,100
Liabilities subordinated to claims of general
  creditors.........................................      18,575,000       9,675,000
Other liabilities...................................      16,747,000       9,738,900
                                                        ------------    ------------
TOTAL LIABILITIES...................................     514,223,000     315,341,600
SHAREHOLDERS' EQUITY
Common stock, 2000 -- $.04 par value;
  1999 -- $.01 par value
     Authorized shares: 50,000,000
     Issued and outstanding 2000 -- 21,575,313;
       1999 -- 4,255,971............................         863,000          42,600
Preferred Stock -- no par
     Authorized shares: 2000 -- 0; 1999 -- 5,000,000
     Issued and outstanding 2000 -- 0;
       1999 -- 558,000..............................              --       4,380,300
Paid-in capital.....................................      25,440,900       2,540,000
Retained earnings (deficit).........................      (1,651,600)         48,300
                                                        ------------    ------------
TOTAL SHAREHOLDERS' EQUITY..........................    $ 24,652,300    $  7,011,200
                                                        ------------    ------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY............    $538,875,300    $322,352,800
                                                        ============    ============

See accompanying notes to the consolidated financial statements.

                           STOCKWALK.COM GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    FISCAL YEAR ENDED MARCH 31,
                                             -----------------------------------------
                                                2000           1999           1998
                                             -----------    -----------    -----------
REVENUES:
  Trading profits........................    $16,073,000    $15,063,100    $10,634,100
  Interest...............................     20,988,500     15,410,200     13,506,700
  Commissions............................     14,287,200      9,888,200      9,039,900
  Investment banking.....................     10,362,900      8,388,900      9,656,200
  Clearing fees..........................      5,247,600      3,105,400      1,902,300
  Other income...........................      4,011,100      3,734,500      2,353,400
                                             -----------    -----------    -----------
TOTAL REVENUES...........................    $70,970,300    $55,590,300    $47,092,600
EXPENSES:
  Employee compensation and benefits.....    $34,163,000    $26,986,900    $25,950,400
  Clearing fees..........................      2,998,900      2,890,100      1,474,500
  Occupancy and equipment................      4,853,800      3,285,100      3,380,600
  Communication..........................      8,016,500      5,251,400      3,937,900
  Interest...............................     16,331,400     11,805,900     11,027,400
  Other expense..........................      7,145,400      3,113,300      3,145,100
                                             -----------    -----------    -----------
TOTAL EXPENSES...........................    $73,509,000    $53,332,700    $48,915,900
INCOME (LOSS) BEFORE INCOME TAXES........     (2,538,700)     2,257,600     (1,823,300)
Income tax expense (benefit).............       (838,800)       985,000       (599,000)
                                             -----------    -----------    -----------
NET INCOME (LOSS)........................    $(1,699,900)   $ 1,272,600    $(1,224,300)
                                             ===========    ===========    ===========
BASIC EARNINGS (LOSS) PER SHARE..........    $     (0.09)   $      0.08    $     (0.08)
                                             ===========    ===========    ===========
Weighted average shares
  outstanding -- basic...................     18,849,200     15,848,500     15,848,500
                                             ===========    ===========    ===========
DILUTED EARNINGS (LOSS) PER SHARE........    $     (0.09)   $      0.08    $     (0.08)
                                             ===========    ===========    ===========
Weighted average shares
  outstanding -- diluted.................     18,998,400     15,848,500     15,848,500
                                             ===========    ===========    ===========

See accompanying notes to the consolidated financial statements

                           STOCKWALK.COM GROUP, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FISCAL YEARS ENDED MARCH 31, 2000, 1999, AND 1998

                                               COMMON STOCK
                              PREFERRED    ---------------------   ADDITIONAL PAID        RETAINED
                                STOCK        SHARES      AMOUNT      IN CAPITAL      EARNINGS (DEFICIT)      TOTAL
                              ----------   ----------   --------   ---------------   ------------------   -----------
BALANCE, MARCH 1997.........          --    4,255,971   $ 42,600     $ 1,297,300        $ 1,242,700       $ 2,582,600
Exchange of MJK common stock
  for MJK Holdings..........          --           --         --       1,242,700         (1,242,700)               --
Net loss....................          --           --         --              --         (1,224,300)       (1,224,300)
                              ----------   ----------   --------     -----------        -----------       -----------
BALANCE, MARCH 1998.........          --    4,255,971   $ 42,600     $ 2,540,000        $(1,224,300)      $ 1,358,300
Issuance of preferred
  stock.....................   4,380,300           --         --              --                 --         4,380,300
Net income..................          --           --         --              --          1,272,600         1,272,600
                              ----------   ----------   --------     -----------        -----------       -----------
BALANCE, MARCH 1999.........  $4,380,300    4,255,971   $ 42,600     $ 2,540,000        $    48,300       $ 7,011,200
Issuance of preferred
  stock.....................     101,800           --         --              --                 --           101,800
Recapitalization in
  connection with merger of
  NM Holdings, Inc..........  (4,482,100)  14,959,670    726,000       6,380,100                 --         2,624,000
Exercise of options and
  warrants..................          --       63,875      2,600         165,200                 --           167,800
Issued shares of common
  stock through private
  placements................          --    2,239,500     89,600      15,910,600                 --        16,000,200
Issued in connection with
  acquisition of Arnold
  Securities, Inc...........          --       10,000        400          71,900                 --            72,300
Issued in connection with
  acquisition of M-One
  Securities................          --       40,000      1,600         318,400                 --           320,000
Issued in connection with
  marketing agreement.......          --        6,297        200          54,700                 --            54,900
Net loss....................          --           --         --              --         (1,699,900)       (1,699,900)
                              ----------   ----------   --------     -----------        -----------       -----------
BALANCE, MARCH 2000.........  $       --   21,575,313   $863,000     $25,440,900        $(1,651,600)      $24,652,300
                              ==========   ==========   ========     ===========        ===========       ===========

See accompanying notes to the consolidated financial statements

                           STOCKWALK.COM GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  FISCAL YEARS ENDED MARCH 31,
                                           -------------------------------------------
                                              2000            1999            1998
                                           -----------    ------------    ------------
OPERATING ACTIVITIES
Net income (loss)......................    $(1,699,900)   $  1,272,600    $ (1,224,300)
Adjustments to reconcile net income
  (loss) to net cash used for operating
  activities:
  Depreciation and amortization........        946,600       1,013,900         919,200
  Changes in assets and liabilities:
     Cash and investments segregated...     (9,878,900)     22,515,600     (60,772,200)
     Customer receivables and
       payables........................        745,100      11,199,000      35,621,800
     Broker and dealer receivables and
       payables........................     16,909,800     (47,410,100)       (190,500)
     Deposits at clearing
       organizations...................    (17,742,700)     (7,689,300)        236,300
     Trading securities................      1,481,000      (9,168,700)      9,724,000
     Other assets and liabilities......      3,113,500       3,264,000       5,103,700
                                           -----------    ------------    ------------
Net cash used for operating
  activities...........................    $(6,125,500)   $(25,003,000)   $(10,582,000)
INVESTING ACTIVITIES
Acquisition of certain assets of broker
  dealers and license agreements.......    $(9,150,500)   $         --    $ 15,400,400
Increase in goodwill due to completion
  of acquisition of assets and
  assumption of liabilities of Juran &
  Moody................................             --              --        (481,900)
Purchase of equipment and office
  furniture, net.......................       (338,500)       (645,100)     (1,356,900)
                                           -----------    ------------    ------------
Net cash provided by (used for)
  investing activities.................    $(9,489,000)   $   (645,100)   $ 13,561,600
FINANCING ACTIVITIES
Increase (decrease) in short-term
  borrowings...........................    $(4,400,000)   $ 21,900,000    $ (5,000,000)
Issuance of notes payable..............      4,667,400              --       5,100,000
Payments on notes payable..............     (1,661,100)       (714,400)       (969,000)
Issuance of preferred stock............        101,800       4,380,300              --
Issuance of common stock...............     19,239,200              --              --
                                           -----------    ------------    ------------
Net cash provided by (used for)
  financing activities.................    $17,947,300    $ 25,565,900    $   (869,000)
Net increase (decrease) in cash........    $ 2,332,800    $    (82,200)   $  2,110,600
Cash at beginning of period............      3,200,700       3,282,900       1,172,300
                                           -----------    ------------    ------------
Cash at end of period..................    $ 5,533,500    $  3,200,700    $  3,282,900
                                           ===========    ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid (received) during the year
  for:
Interest...............................    $15,333,500    $ 11,297,200    $ 11,188,100
                                           ===========    ============    ============
Income taxes...........................    $   798,600    $   (373,400)   $     38,800
                                           ===========    ============    ============

See accompanying notes to the consolidated financial statements

                           STOCKWALK.COM GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     Our history began in 1980 with the incorporation of Miller Securities, a specialized municipal bond firm. Miller Securities eventually broadened its business to include a variety of financial services, including securities clearing, and changed its name to Miller, Johnson & Kuehn, Incorporated ("MJK"). MJK Holdings, Inc. ("MJKH") was formed in June 1997 as a holding company for MJK and MJK's clearing division. On July 7, 1999, then privately-owned MJKH and publicly-held NM Holdings, Inc. completed a merger whereby MJKH became a wholly-owned subsidiary of NM Holdings, Inc. The surviving entity changed its name to Stockwalk.com Group, Inc., and is today the ultimate holding company of MJK, MJK Capital Corporation, MJKH, MJK Management Services, Inc., Stockwalk.com, Inc. and Arnold Securities, Inc. MJK, Stockwalk.com, Inc. and Arnold Securities, Inc. are registered as broker-dealers with the SEC and are members of the NASD and SIPC. Our stock trades on the NASDAQ under the ticker symbol "STOK."

     We are a technologically-driven regional securities firm headquartered in Minneapolis, Minnesota. Through our operating subsidiaries, we provide a broad range of investment services to individual, corporate and public clients. These services include both traditional and online securities brokerage, investment banking and research services and the processing of securities transactions for correspondent brokerage firms and financial institutions. MJK subsidiary offers traditional securities brokerage, securities trading, investment banking and research services. Our niche market includes small capitalization, emerging and start-up businesses and public finance clients located principally in the upper midwest. In 1999, our Stockwalk.com, Inc. subsidiary began offering a secure online brokerage service that provides order placement, portfolio tracking and related market information, news and other information to investors 24 hours a day, seven days a week, by means of the Internet and telephone. These Stockwalk.com services are offered to our customers and to customers and members of small to medium-sized financial institutions, affinity groups and Internet portals through a private label program.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION AND SECURITIES TRANSACTIONS

     Purchases and sales of securities are recorded on a settlement date basis, which is generally the third business day following the transaction date. The impact of unsettled transactions on trading securities owned, trading securities sold but not yet purchased, and income, net of related expenses, is not material.

                           STOCKWALK.COM GROUP, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
VALUATION OF FINANCIAL INSTRUMENTS

     Trading securities owned and trading securities sold but not yet purchased are carried at fair value. The fair values of the financial instruments are generally based on listed market prices. If listed market prices are not available, fair value is based on other relevant factors, including dealer price quotations.

GOODWILL

     Excess of cost over fair value of net assets acquired ("goodwill") is amortized using the straight-line method over periods not exceeding 20 years. Goodwill is evaluated periodically for impairment, in accordance with the requirements of generally accepted accounting principles.

CUSTOMER RECEIVABLES, PAYABLES AND SECURITIES

     Receivables from and payables to customers arise from cash and margin transactions executed on behalf of our customers. Receivables are generally collateralized by securities with market values in excess of the amounts due. It is our policy to monitor the market value of the collateral and request additional collateral when required. Such collateral is not reflected in the accompanying financial statements.

     We are required to maintain possession or control, as defined, of all fully paid securities and excess margin securities of customers. To the extent such control cannot be obtained from various counterparties, we may have to purchase or sell securities at prevailing market rates to obtain such possession or control.

     We charge interest on our customer margin accounts and pay interest on customers' free credit balances based on prevailing market rates. We recorded interest revenue of approximately $11.1 million, $10.1 million and $9.7 million on customer margin accounts in the fiscal years ended March 31, 2000, 1999, and 1998, respectively, and interest expense of approximately $9.3 million, $7.7 million and $6.8 million in the same periods.

REVERSE REPURCHASE AGREEMENTS

     Securities purchased under agreements to resell (reverse repurchase agreements) are recorded at the contract amount at which the securities will be subsequently resold plus accrued interest. These financial instruments are collateralized by U.S. government securities. It is our policy to take possession of securities purchased under agreements to resell.

CASH AND CASH EQUIVALENTS

     We consider all highly liquid investments, including reverse repurchase agreements, with a maturity of three months or less when purchased to be cash equivalents.

                           STOCKWALK.COM GROUP, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     Cash and investments segregated consist of funds segregated in special reserve bank accounts for the benefit of customers under rule 15c3-3 of the Securities and Exchange Commission. The cash and cash equivalents segregated in special reserve bank accounts included $17.1 million and $8.7 million of reverse repurchase agreements at March 31, 2000 and 1999, respectively.

INCOME TAXES

     Deferred income taxes are recorded to reflect the tax consequences of differences between the tax and financial reporting bases of assets and liabilities. Recorded amounts relate primarily to net operating losses and tax credit carryforwards.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Stockwalk.com Group, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. We do not present a statement of comprehensive income as there are no items.

SEGMENT REPORTING

     Segment results are derived from our branch location profitability reporting system. Intersegment transactions are measured on the same basis as if the transactions occurred with external customers. In reviewing the segment operating results, our operating decision-makers do not distinguish between intersegment transactions and external customer transactions. Intersegment revenue is eliminated to reconcile total segment revenue to consolidated revenue. Income tax expense or benefit is not allocated to our operating segments. We do not provide balance sheet data for segment reporting as this data is not measured for our operating segments.

     Information concerning operations in our segments of business is detailed in the Management's Discussion and Analysis of Financial Condition and Results of Operations.

ADVERTISING EXPENDITURES

     Our advertising costs of $1.5 million in fiscal 2000 have been expensed as incurred. No significant advertising expenses were incurred in fiscal 1998 or 1999.

INVESTMENT BANKING

     Investment banking revenues include gains, losses and fees arising from securities offerings in which we act as an underwriter or agent. Investment banking management fees are recorded on offering date, sales concessions on settlement date, and underwriting fees at the time the underwriting is completed and the income is reasonably determinable.

                           STOCKWALK.COM GROUP, INC.

2. ACCOUNTING CHANGES

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for financial statements for periods beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The adoption of SFAS No. 133 is not expected to have a material impact on our financial results.

3. BROKER-DEALER RECEIVABLES AND PAYABLES

     Broker-dealer receivables and payables at March 31, consisted of the following:

                                                             2000           1999
                                                         ------------    -----------
Securities borrowed..................................    $148,564,800    $51,283,400
Securities failed-to-deliver.........................       6,608,200     17,859,900
Receivable from introducing broker...................       2,632,200        473,400
Other................................................       2,425,100        733,600
                                                         ------------    -----------
     Total receivables...............................    $160,230,300    $70,350,300
                                                         ============    ===========
Securities loaned....................................    $147,089,600    $35,550,200
Securities failed-to-receive.........................       5,605,300      5,440,100
Payable to introducing broker........................       4,347,900      2,398,300
Payable to clearing broker...........................       3,110,600      9,975,000
                                                         ------------    -----------
     Total payables..................................    $160,153,400    $53,363,600
                                                         ============    ===========

     Broker-dealer receivables and payables arise from securities transactions executed for our customers. The receivables are generally collected within 30 days and collateralized by securities in physical possession, on deposit or receivable from customers or other brokers-dealers.

     Broker-dealer payables represent amounts due upon the receipt of securities. Should the broker-dealer fail to deliver the securities to us, we may be required to purchase identical securities on the open market. The market value of such securities at March 31, 2000 and 1999 approximates the amount owed.

     Securities borrowed and loaned are stated in the Consolidated Statements of Financial Condition at the amounts of collateral advanced and received in connection with the transactions. We measure the fair value of the securities borrowed and loaned against the cash collateral on a daily basis. Additional collateral is obtained as necessary to ensure such transactions are adequately collateralized.

4. TRADING SECURITIES

     Our trading securities represent investments in fixed income securities, publicly traded equity securities and privately placed equity securities. The value of certain trading

                           STOCKWALK.COM GROUP, INC.

4. TRADING SECURITIES (CONTINUED)
securities can fluctuate significantly, with the resulting valuation changes being reported as net gains or losses. Trading securities at March 31, consisted of the following:

                                                               2000          1999
                                                            ----------    ----------
Trading securities owned, at market
  Corporate equities....................................    $2,346,200    $6,318,800
  State and municipal obligations.......................     4,372,900     2,950,800
  U.S. Government obligations...........................       938,900            --
  Corporate obligations.................................       662,100         4,700
                                                            ----------    ----------
                                                            $8,320,100    $9,274,300
                                                            ==========    ==========

     Our trading securities sold but not yet purchased represent our obligations to deliver a specified security at the contracted price and thereby create a liability to purchase the security in the market at prevailing prices. Accordingly, these transactions result in off-balance-sheet market risk as the ultimate obligations to satisfy the sale of securities sold but not yet purchased may exceed the amount recorded in the Consolidated Statements of Financial Condition at March 31, 2000 and 1999. Trading securities sold but not yet purchased at March 31, consisted of the following:

                                                                2000         1999
                                                             ----------    --------
Trading securities sold but not yet purchased, at market
  Corporate equities.....................................    $  688,600    $ 40,200
  State and municipal obligations........................       370,100     148,000
  U.S. government obligations............................       156,100     246,500
  Corporate obligations..................................       124,200     377,500
                                                             ----------    --------
                                                             $1,339,000    $812,200
                                                             ==========    ========

5. FINANCING ARRANGEMENTS

     We had discretionary lines of credit totaling $70.0 million at March 31, 2000 and $60.0 million at March 31, 1999 which are secured by firm-owned securities, customer securities collateralizing liabilities subordinated to claims of general creditors and unpaid customer securities. These lines are payable on demand. Borrowings on the lines bear interest at various rates over the banks' cost of funds; such rates generally vary daily. The weighted average interest rates on the lines were 7.55%, 6.48% and 7.55% on March 31, 2000, 1999, and 1998 respectively. The March 31, 2000 balance outstanding of $29.5 million was collateralized by approximately $20.9 million of firm owned securities and cash, and $14.2 million of customer securities collateralizing liabilities subordinated to claims of general creditors. The March 31, 1999 balance outstanding of $33.9 million was collateralized by approximately $10.8 million of firm-owned securities, $9.0 million of customer securities collateralizing liabilities subordinated to claims of general creditors and $14.1 million of unpaid customer securities. The lines of credit require us to comply with certain financial debt covenants. A compensating balance arrangement totaling $575,000 exists with respect to one of our discretionary lines of credit.

                           STOCKWALK.COM GROUP, INC.

5. FINANCING ARRANGEMENTS (CONTINUED)
     At March 31, 2000, we had a note payable of $3.0 million, which was secured by our ownership interest in MJKI. The note bears an interest rate of the bank's reference rate unless our investment account at the bank is less than the principal balance of the note. If our investment account balance at the bank is less than the principal balance of the note, the note bears an interest rate of the bank's reference rate plus one-half of one percent. The interest rate on the note at March 31, 2000 was 9.00%. The note matures in installments through March 2005.

     We also had various notes payable at March 31, 2000 and 1999 of $4.5 million and $938,100, respectively, which were secured by certain assets. Borrowings bear interest at either a fixed rate or various rates over the bank's cost of funds; such rates generally vary daily. The interest rates ranged from 5.25% to 10.16% as of March 31, 2000 and 7.00% to 8.75% as of March 31, 1999.
Notes payable at March 31, 2000 mature as follows:

Fiscal year ending March 31,:
                           2001...........................    $3,689,000
                           2002...........................     1,217,500
                           2003...........................     1,132,700
                           2004...........................       891,200
                           2005...........................       614,000
                                                              ----------
                                                              $7,544,400
                                                              ==========

     We had liabilities subordinated to claims of general creditors at March 31, 2000 representing 73 secured demand notes receivable, which are collateralized by securities with market values in excess of their respective face amounts. The notes bear interest at 5% and mature as follows:

      Year ending March 31,:
                           2001..........................    $11,275,000
                           2002..........................      7,300,000
                                                             -----------
                                                             $18,575,000
                                                             ===========

6. SHAREHOLDERS' EQUITY

EFFECTS OF THE REORGANIZATION

     On July 7, 1999, MJK Holdings, Inc. merged with NM Holdings, Inc. NM Holdings, was a publicly traded shell corporation with no remaining active business. Pursuant to the terms of the reorganization agreement all outstanding shares of NM Holdings, Inc.'s merger subsidiary held by us were converted into one share of common stock, $.01 par value, of the surviving corporation, each share of MJK common stock and MJK Series I Preferred Stock outstanding (other than shares owned by us, Merger Sub of MJK) converted into 3.72382 shares of common stock. Each share of MJK common stock or MJK Series I Preferred Stock owned by us, MJK, or merger subsidiary immediately prior to the effective time were canceled and extinguished without any conversion thereof.

                           STOCKWALK.COM GROUP, INC.

6. SHAREHOLDERS' EQUITY (CONTINUED)
     All shares of MJK common stock and MJK Series I Preferred Stock converted into shares of common stock in the merger were canceled and retired and ceased existence. As of May 28, 1999, there were 4,255,971 shares of MJK common stock outstanding and 571,000 shares of MJK Series I Preferred Stock outstanding.

COMPUTATION OF WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING

     We calculate earnings per share in accordance with FASB Statement No. 128 by dividing net income by the weighted average number of shares of common stock outstanding to arrive at the basic earnings per common share. We calculate diluted earnings per share by diving net income by the weighted average number of shares of common stock and dilutive stock equivalents from the exercise of stock options and warrants using the treasury stock method. The results for March 31, 1999 and 1998 reflect the conversion of MJK shares into Stockwalk.com Group, Inc. conversion of MJK shares into Stockwalk.com Group, Inc. shares at a rate of 3.72382 to 1.

                                                          FISCAL YEARS ENDED
                                                --------------------------------------
                                                 MARCH 31      MARCH 31      MARCH 31
                                                   2000          1999          1998
                                                ----------    ----------     --------
Weighted average shares
  outstanding -- basic......................    18,849,200    15,848,500    15,848,500
Dilutive effect of stock options and
  warrants after application of the treasury
  stock method..............................       149,200            --            --
                                                ----------    ----------    ----------
Weighted average shares
  outstanding -- diluted....................    18,998,400    15,848,500    15,848,500
                                                ==========    ==========    ==========

STOCK OPTION PLAN

     The 1995 Plan adopted by NM Holdings, Inc. provided for a maximum of 200,000 shares of authorized common stock issuable upon exercise of options or other awards granted or issued under the 1995 Plan. Following the merger, the Plan was amended in July 1999, changing the maximum number of shares of authorized common stock issuable upon exercise of options or other awards granted or issued under the 1995 Plan to 1.5 million. The 1996 Non-Employee Director stock option plan provides for a maximum of up to 25,000 shares of common stock be served for the granting of options.

                           STOCKWALK.COM GROUP, INC.

6. SHAREHOLDERS' EQUITY (CONTINUED)
     Stock options granted, exercised and forfeited under the plans are as follows:

                                          SHARES AVAILABLE     NUMBER      WEIGHTED AVERAGE
                                             FOR GRANT        OF SHARES     EXERCISE PRICE
                                          ----------------    ---------    ----------------
Outstanding at March 31, 1997.........          53,437          169,563         $ 7.88
  Granted.............................         (28,500)          28,500          11.88
  Exercised...........................           2,000           (2,000)          4.00
  Forfeited...........................          30,000          (30,000)          9.04
                                             ---------        ---------         ------
Outstanding at March 31, 1998.........          56,937          166,063         $ 8.52
  Granted.............................        (125,000)         125,000           1.17
  Exercised...........................              --          (89,625)          1.81
  Forfeited...........................          87,500          (87,500)          8.85
                                             ---------        ---------         ------
Outstanding at March 31, 1999.........          19,437          113,938         $ 5.16
  Granted.............................        (969,050)         969,050           9.02
  Exercised...........................              --          (60,125)          2.41
  Forfeited...........................             400             (400)         10.84
  Increase in authorized shares.......       1,300,000               --             --
                                             ---------        ---------         ------
Outstanding at March 31, 2000.........         350,787        1,022,463         $ 9.01
                                             =========        =========         ======

     Options available for future years as of March 31, 2000 are exercisable as follows:

                            OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                 -----------------------------------------   ----------------------
                               WEIGHTED AVERAGE
                                  REMAINING       AVERAGE                  AVERAGE
   RANGE OF        NUMBER      CONTRACTUAL LIFE   EXERCISE     NUMBER      EXERCISE
EXERCISE PRICE   OUTSTANDING       (YEARS)         PRICE     EXERCISABLE    PRICE
--------------   -----------   ----------------   --------   -----------   --------
$.625--$6.00         23,438          5.08          $ 3.03       22,501      $ 3.13
 6.80--8.25         571,825          8.69            7.34      110,375        7.38
 9.76--10.84        255,450          9.30           10.82        3,750        9.76
11.25--14.00        171,750          7.41           12.69       86,250       12.65
                  ---------                                    -------
                  1,022,463                                    222,876
                  =========                                    =======

WARRANTS

     In conjunction with various debt and equity financing activities, we have granted warrants to acquire common stock at exercise prices ranging between $3.50 and $16.80.

     At March 31, 2000 warrants to purchase 347,903 shares were outstanding at weighted average exercise price of $9.11 per share. All warrants are vested and expire between August 2000 and March 2003.

SUPPLEMENTAL DISCLOSURES FOR STOCK-BASED COMPENSATION

     We account for the above plans under APB Opinion No. 25, and accordingly no compensation expense relating to the granting of option has been recognized in the

                           STOCKWALK.COM GROUP, INC.

6. SHAREHOLDERS' EQUITY (CONTINUED)
Consolidated Statements of Operations. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS 123), our pro-forma net income and net income per common share diluted would have been adjusted to the following proforma amounts:

                                                         FISCAL YEARS ENDED MARCH 31,
                                                   ----------------------------------------
                                                      2000           1999          1998
                                                   -----------    ----------    -----------
Net income            As reported..............    $(1,699,900)   $1,272,600    $(1,224,300)
  (loss):             Pro-forma................     (2,487,500)    1,232,800     (1,291,400)
Basic and diluted     As reported..............    $     (0.09)   $     0.08    $     (0.08)
earnings per
  share:              Pro-forma................    $     (0.13)   $     0.08    $     (0.08)

     The fair value of each option granted subsequent to January 1, 1995 in accordance with SFAS No. 123 was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rates of 5.67% to 6.77% in 2000, 4.56% to 6.33% in 1999 and 6.08% to 6.67% in 1998 expected life of 5 to 10 years for 2000, 2.5 to 5 years for 1999 and 5 years for 1998; expected volatility of 113.32% to 159.75% in 2000, 43.95% to 57.36% in 1999 and 51.85% to 54.22% in 1998.

7. NET CAPITAL REQUIREMENTS AND DIVIDEND RESTRICTIONS

     Our three broker dealers are subject to the Securities and Exchange Commission's Uniform Net Capital Rule (Rule 15c3-1) which requires the maintenance of minimum net capital. MJK has elected to use the alternative method permitted by Rule 15c3-1 which requires that MJKI maintain minimum net capital equal to the greater of $250,000 or 2.0% of aggregate debit balances arising from customer transactions, as defined. At March 31, 2000, MJK's net capital of $18.4 million was 7.9% of aggregate debit balances and $13.7 million in excess of required net capital. The net capital rule also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5.0% of aggregate debits. Stockwalk.com Inc. and Arnold Securities, Inc. each require a minimum of $50,000 net capital. At March 31, 1999, Stockwalk.com, Inc. and Arnold Securities had net capital of $318,500 and $87,900, respectively. Under the provisions of financing arrangements entered into during fiscal 1998, we may not declare or pay dividends on any of the outstanding capital stock.

8. EMPLOYEE BENEFIT PLANS

     We have a qualified profit-sharing plan and a 401(k) plan, which cover all employees with six months of continuous employment who are at least 21 years old. Employees may contribute up to 10% of their compensation to the 401(k) plan. Employer contributions are made to the profit sharing plan at the discretion of our Board of Directors. We did not contribute to the profit-sharing plan in fiscal 2000 or 1998. We contributed $100,000 in fiscal 1999.

                           STOCKWALK.COM GROUP, INC.

9. COMMITMENTS AND CONTINGENCIES

     We are obligated for the rental of office space, automobiles, and equipment under noncancelable operating leases which expire at various date from 2001 to 2004. The office lease includes escalation clauses for increases in taxes and operating expenses of the leased premises. Minimum annual rental payments under noncancelable leases in effect at March 31, 2000 are as follows:

FISCAL YEAR ENDING MARCH 31,:

2001.................................................    $2,540,600
2002.................................................     2,406,400
2003.................................................     1,702,900
2004.................................................       794,800
Thereafter...........................................            --
                                                         ----------
Total minimum future rental payments.................    $7,444,700
                                                         ==========

10. RELATED PARTY TRANSACTIONS

     Liabilities subordinated to claims of general creditors included secured demand notes as of March 31, 2000 and 1999 entered into by a member of our Board of Directors. The notes totaled $300,000 in each period and mature in 2001.

     We also had $1,758,400 and $1,484,100 of notes receivable from employees which are included in other assets as of March 31, 2000 and 1999, respectively. The amounts consist of 41 and 33 notes at March 31, 2000 and 1999, respectively, which bear various interest rates and mature at various dates through 2003.

11. INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts

                           STOCKWALK.COM GROUP, INC.

11. INCOME TAXES (CONTINUED)
used for income tax purposes. Significant components of our deferred tax assets as of March 31 are as follows:

                                                                 2000        1999
                                                               --------    --------
Deferred tax assets:
  Amortization of leasehold improvements...................    $108,300    $ 70,100
  Amortization of notes receivable.........................      44,400      41,300
  Deferred rent............................................      65,000      17,100
  Accrued bonuses..........................................      74,800      11,400
  Other....................................................      57,400          --
                                                               --------    --------
                                                                349,900     139,900
Net operating loss carryforwards...........................     421,000     172,800
                                                               --------    --------
Total deferred tax assets, net of valuation allowance......    $741,100    $282,900
                                                               --------    --------
Deferred tax liabilities:
  Unrealized gain on investments...........................     301,800          --
  Amortization of goodwill.................................       3,500          --
                                                               --------    --------
  Deferred tax liabilities.................................     305,300          --
                                                               --------    --------
Net deferred tax assets....................................    $435,800    $282,900
                                                               ========    ========

     The income tax expense (benefit) for the fiscal years ended March 31 included the following:

                                                     2000         1999        1998
                                                   ---------    --------    ---------
Federal........................................    $(698,100)   $706,000    $(344,700)
State..........................................       12,200     100,000        5,000
Deferred.......................................     (152,900)    179,000     (259,300)
                                                   ---------    --------    ---------
                                                   $(838,800)   $985,000    $(599,000)
                                                   =========    ========    =========

     Reconciliations of the provisions for income taxes and the amounts that would be computed using statutory federal income tax rates for the years ended March 31 are as follows:

                                                     2000         1999        1998
                                                   ---------    --------    ---------
Tax at statutory rate..........................    $(863,100)   $769,700    $(620,400)
Tax-exempt interest, net of related expenses...       63,900      22,800      (30,800)
State taxes, net of federal tax benefit........     (240,100)    128,700      (64,000)
Non-deductible life insurance..................       54,000      52,900       40,600
Non-deductible meals and entertainment.........       36,000      29,700       31,300
Change in valuation allowance..................           --     (95,300)          --
Other..........................................      110,500      76,500       44,300
                                                   ---------    --------    ---------
                                                   $(838,800)   $985,000    $(599,000)
                                                   =========    ========    =========

                           STOCKWALK.COM GROUP, INC.

11. INCOME TAXES (CONTINUED)
     At March 31, 2000, we had a net operating loss (NOL) carryforward of approximately $421,000 for income tax purposes that expires in 2004. The utilization of the NOL carryforward is restricted under the provisions of
Section 382 of the Internal Revenue Code.

12. SUBSEQUENT EVENTS

     In June 2000, we entered into purchase agreements with Kinnard Investments, Inc. and R.J. Steichen. Under the terms of the Kinnard Investments, Inc. agreement, we agreed to pay $6.00 per share and grant one-half share of our common stock for approximately each of the 4.9 million outstanding shares of Kinnard Investments, Inc. common stock. Under the terms of the R.J. Steichen agreement we agreed to grant 4.3 million shares of our restricted common stock, plus up to an additional 2.0 million shares based on R.J. Steichen future operations. Both transactions are subject to regulatory and shareholder approval. The combinations will be accounted for using the purchase method of accounting and are expected to be completed in the second quarter of fiscal 2001.

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected unaudited data reflecting our results of operations for each of the last eight quarters are shown in the following table. The information for each of these quarters includes all normal and recurring adjustments and accruals that we consider necessary for a fair presentation. The quarterly data do not include pro-forma results for the merger with NM Holdings, Inc. The operating results, however, are not necessarily indicative of results for any future period.

     The December 31, 1999 results included a reclassification of $253,900 between interest revenue and interest expense.

                                   JUNE 30      SEPTEMBER 30    DECEMBER 31     MARCH 31
                                 -----------    ------------    -----------    -----------
Fiscal Year 2000
Revenues.....................    $13,204,900    $13,891,200     $17,217,900    $26,656,300
Net income (loss)............     (1,044,300)    (1,259,400)       (996,000)     1,599,800
Basic earnings (loss) per
  share......................    $     (0.05)   $     (0.06)    $     (0.05)   $      0.08
Diluted earnings (loss) per
  share......................    $     (0.05)   $     (0.07)    $     (0.05)   $      0.08
Fiscal Year 1999
Revenues.....................    $13,662,400    $13,832,900     $13,989,800    $14,105,200
Net income (loss)............        392,300        442,300         499,800        (61,800)
Basic earnings (loss) per
  share......................    $      0.03    $      0.02     $      0.03    $      0.00
Diluted earnings (loss) per
  share......................    $      0.03    $      0.02     $      0.03    $      0.00

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Stockwalk.com Group Inc.

     We have audited the accompanying consolidated statements of financial condition of Stockwalk.com Group, Inc. and subsidiaries as of March 31, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2000. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stockwalk.Com Group Inc. and subsidiaries at March 31, 2000 and 1999 and the consolidated results of their operations and their cash flows for the each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                              /s/ Ernst & Young LLP

Minneapolis, MN
May 3, 2000, except for Note 12,
as to which the date is June 7, 2000

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The directors and executive officers of the Company are as follows:

             Name                  Age               Positions with the Company
             ----                  ---               --------------------------
Eldon C. Miller                    59     Chief Executive Officer & Chairman of the Board
David B. Johnson                   49     President & Director
Paul R. Kuehn                      57     President of MJK and Director
Stanley D. Rahm                    68     Treasurer of MJK and Director
Robert Vosburgh                    46     Chief Operating Officer
Todd W. Miller                     36     Chief Financial Officer
Philip T. Colton                   41     Senior Vice President & General Counsel, &
                                          Secretary
Andrew R. Guzman                   49     Chief Information & Technology Officer
Randy Nitzsche                     36     Chief Executive Officer of Stockwalk.com, Inc.
Frank H. Lallos                    29     President of Stockwalk.com, Inc.
N. Lee Wesley                      59     Director
George E. Kline                    63     Director
Richard J. Nigon                   52     Director

     The Bylaws of the Company provide that the number of directors of the Company shall be fixed by the shareholder, subject to increase by the Board of Directors. Currently, the authorized size of the Board of Directors is six.

     The Company's directors and executive officers are as follows:

     Eldon C. Miller founded Miller Securities, Inc., the Company's predecessor, in December 1980. He has served as Chairman of the Board and as Chief Executive Officer since the Company's inception. Prior to forming Miller Securities, Mr. Miller was a Vice President of Miller & Schroeder Municipals for more than seven years. Mr. Miller is a 1968 graduate of Stonier Graduate School of Banking at Rutgers University.

     David B. Johnson, the Company's President, has served as Executive Vice President and as a Director of MJK since MJK purchased certain assets of McClees Investments, Inc. in July 1989. Mr. Johnson served as Senior Vice President of McClees Investments, Inc. from January 1987 to June 1989. Prior to January 1987, Mr. Johnson acted as Senior Vice President of Miller Securities for more than five years.

     Paul R. Kuehn, Director, has served as President and Director of MJK since MJK purchased certain assets of McClees Investments, Inc. in July 1989. Mr. Kuehn served as President of McClees Investments, Inc. from February 1988 to July 1989. Prior to 1989, Mr. Kuehn was Senior Vice President of Marketing for Craig Hallum, Inc., a Minneapolis-based broker-dealer, for more than 17 years.

     Stanley D. Rahm, Director, has served as Treasurer and as a Director of MJK since inception in 1989. Prior to 1989, Mr. Rahm was a Vice President of Miller & Schroeder Municipals, Inc., a Minneapolis-based broker-dealer, for seven years.

     Robert Vosburgh joined us as Chief Operating Officer on August 1, 1999. He comes from Wells Fargo's (formerly Norwest Financial) Private Client Services Group, where he was Senior Vice President for the Twin Cities area. He also managed sales for the brokerage, portfolio management, trust and private banking operations. In addition, he led Norwest's Investments & Insurance merger team and held the post of Senior Vice President, Strategic Programs, for the Investments and Insurance group. Mr. Vosburgh's seven years at Norwest also included five years managing the institutional sales groups in Iowa and Nebraska. Mr. Vosburgh is a graduate of Iowa State University (Aerospace Engineering) and completed his master's degree and Ph.D. coursework in Astronautical Engineering at the University of Tennessee.

     Todd Miller, Chief Financial Officer and Senior Vice President of MJK's clearing division, has been employed by Miller, Johnson & Kuehn, Inc. since 1982. He is responsible for founding MJK's clearing division. He was a member of the NASD's District 4 Business Conduct Committee from 1996 to 1998 and served as its Chairman during 1998. He is licensed by NASD as a Registered Representative (Series 7), General Securities Principal (Series 24) and Financial and Operations Principal (Series 27). Mr. Miller holds a CPA certificate from the State of Minnesota. He received his MBA and BS degrees from the University of Minnesota.

     Philip T. Colton became Senior Vice President and General Counsel to the Company in September 1999. Mr. Colton has served as Secretary of the Company and its various predecessors since January 1998. Mr. Colton graduated with honors from the University of Minnesota Law School in 1984, where he was a member and editor of the Minnesota Law Review. Mr. Colton also served as a law clerk to Justice Glenn E. Kelley of the Minnesota Supreme Court. For the past 15 years, Mr. Colton practiced law at the Minneapolis law firm of Maun & Simon, PLC, principally in the areas of corporate finance, mergers and acquisitions, and securities and broker/dealer regulation.

     Andrew R. Guzman, Chief Information and Chief Technology Officer, joined us on September 1, 1999. He has more than 25 years of strategic, information technology consulting and senior management experience in the financial services industry. Mr. Guzman has managed the strategic planning, financial, technological and project-management activities of various firms, as well as the pursuit of new markets, joint ventures and alliances. He was instrumental in the success of Olympic Financial (now Arcadia Financial) and other related financial services companies. Mr. Guzman earned a Bachelor of Arts degree in Political Science and the Sciences from Brown University. He also graduated from the University of Virginia (McIntire School of Commerce) Graduate School of Retail Bank Management.

     Randy Nitzsche, Chief Executive Officer of the online brokerage division (or Stockwalk.com, Inc.), has been employed by MJK since 1994. Prior to 1999, he was a Vice President in the clearing division. His efforts led to significant growth in the number of correspondents serviced by MJK, from two in 1994 to approximately 55 today. Prior to his work at MJK, Mr. Nitzsche was employed by the Chicago Stock Exchange in a variety of roles, including product and sales management.

     Frank H. Lallos, President of Stockwalk.com, Inc., Inc., joined the Company in February 2000. Previously, he was a Senior Financial Services Analyst at Gomez Advisors, Inc. in Lincoln, Massachusetts. At Gomez, Mr. Lallos covered online brokerage and insurance companies and was one of the firm's personal finance domain experts. Prior to his tenure at Gomez Advisors, Mr. Lallos was Director of Finance for Fidelity Investments' customer marketing and development group. He holds a master's degree in business administration from the William E. Simon Graduate School of Business Administration at the University of Rochester
(NY). He also holds a bachelor's degree in economics and political science from the same university. Additionally, he has a Chartered Financial Analyst (CFA) designation and is a member of the Phi Beta Kappa society.

     N. Lee Wesley, Director, has been a private investor in real estate and securities for more than five years. He is the general partner of Standard Mill Limited Partnership, the owner of the Whitney Hotel, a 97 room luxury hotel located in Minneapolis, Minnesota. He was formerly the Vice-Chairman of Wesley-Jesson, Inc., a contact lens company, and is currently a director of the National Eye Research Foundation. Mr. Wesley has a Doctor of Ministry from the Chicago Theological Seminary, an MBA from the University of Chicago and a Bachelor of Science degree in industrial engineering from the University of Michigan.

     George E. Kline, Director, is a private investor. Mr. Kline has more than 30 years of experience in venture capital related fields. He has been a director of more than 55 publicly owned companies, and an investor in over 160 companies. During this period, he has conducted many of his activities through his business, Venture Management. Through Venture Management, Mr. Kline has assisted companies in the areas of raising private investment capital, negotiating and arranging public and private stock offerings, bank term loans and lines of credit, merger and acquisition activity, and internal management consulting on financial matters.

     Richard J. Nigon, Director, is Chief Financial Officer of Dantis, Inc., a Company formed in January 2000 for purpose of developing an extensive web hosting business. Prior to joining Dantis, Inc., Mr. Nigon was with Ernst & Young LLP for 30 years and a partner for the past 18 years. For a three-year period at Ernst & Young LLP, Mr. Nigon was head of the Entrepreneurial Services Group, and focused on serving venture-backed start-up organizations as well as large publicly traded retail and consumer product manufacturing companies. Mr. Nigon is a graduate of Saint John's University of Minnesota.

     There are no arrangements or understandings among any of the executive officers of the Registrant and any other person (not and officer or director of the Registrant acting as such) pursuant to which any of the executive officers were selected as an officer of the Registrant.

COMPLIANCE WITH SECTION 16 (A)

     Section 16 (a) of the 1934 Act requires the Company's directors, executive officers and persons who own more than ten percent of the Common Stock of the Company to file with the Securities and Exchange Commission ("Commission") initial reports of beneficial ownership and reports of changes in beneficial ownership of common shares of the Company. Directors, officers, and greater than ten percent shareholders are required by the regulations of the Commission to furnish the Company with copies of all Section 16 (a) reports they file. The Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended March 31, 2000, all Form 3, Form 4, and Form 5 filing requirements were met, except Form 4 was filed late for George Kline for the months of July, August and October, Randy Nitzsche for the month of December and N. Lee. Wesley for January.

ITEM 11: EXECUTIVE COMPENSATION

     The section entitled "Executive Compensation" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on or about September 12, 2000, sets forth certain information with respect to the compensation of management of the Registrant and the required information is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The sections entitled "Security ownership of Certain Beneficial Owners, Directors, and Executive Officers" appearing the Registrant's proxy statement for the annual meeting of stockholders to be held on or about September 12, 2000, set forth certain information with respect to ownership of the Registrant's Common Stock and the required information is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The section entitled "Certain Transactions" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on or about September 12, 2000, sets forth certain information with respect to certain business relationships and transactions between the Registrant, its directors and officers, and the required information is incorporated herein by reference.

                                    PART IV

ITEM 14: EXHIBITS AND REPORTS ON FORM 8-K.

(a.) The following documents are filed as a part of this Report:

     1. FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

        The consolidated financial statements filed as part of this report are listed on the Index to Financial Statements on Page 22.

        SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                           STOCKWALK.COM GROUP, INC.
                                (PARENT COMPANY)

                       STATEMENTS OF FINANCIAL CONDITION

                                                           MARCH 31       MARCH 31
                                                             2000           1999
                                                          -----------    -----------
ASSETS
Cash..................................................    $ 2,329,300    $       800
Investment in subsidiaries, at cost...................     15,925,600     10,616,200
Advances to subsidiaries..............................        230,700             --
Notes receivable......................................        742,200             --
Goodwill, less accumulated amortization of:
  2000 -- $109,500....................................      5,093,700             --
Other assets..........................................      1,929,900             --
                                                          -----------    -----------
  TOTAL ASSETS........................................    $26,251,400    $10,617,000
                                                          ===========    ===========
LIABILITIES
Accounts payable and accrued expenses.................    $   304,700    $        --
Notes payable.........................................      1,294,400      3,600,000
  TOTAL LIABILITIES...................................    $ 1,599,100    $ 3,600,000
SHAREHOLDERS' EQUITY
  Common stock, 2000 -- $.04 par value; 1999 -- $.01
     par value
     Authorized shares: 50,000,000
     Issued and outstanding 2000 -- 21,575,313;
       1999 -- 5,000,000..............................        863,000         50,000
Paid-in capital.......................................     25,440,900      2,491,000
Retained earnings (deficit) and other equity..........     (1,651,600)     4,476,000
                                                          -----------    -----------
  TOTAL SHAREHOLDER'S EQUITY..........................    $24,652,300    $ 7,017,000
                                                          -----------    -----------
  TOTAL LIABILITIES & SHAREHOLDER'S EQUITY............    $26,251,400    $10,617,000
                                                          ===========    ===========

See accompanying notes to the parent company financial statements.

                           STOCKWALK.COM GROUP, INC.
                                (PARENT COMPANY)

                            STATEMENTS OF OPERATIONS
                               FISCAL YEARS ENDED

                                                   MARCH 31      MARCH 31    MARCH 31
                                                     2000          1999        1998
                                                  -----------    --------    --------
REVENUES:
     Trading profits..........................    $  (161,600)   $     --    $     --
     Interest.................................         46,100         900          --
  Management fees.............................      1,104,200     325,000     270,900
     Investment banking.......................             --          --          --
     Clearing fees............................             --          --          --
     Other income.............................         72,900     250,000          --
                                                  -----------    --------    --------
TOTAL REVENUES................................    $ 1,061,600    $575,900    $270,900
EXPENSES:
     Employee compensation and benefits.......    $ 1,658,000    $     --    $     --
     Professional fees........................        373,700       2,100          --
     Occupancy and equipment..................        161,800          --          --
     Communication............................        117,400          --          --
     Interest.................................         34,200     327,100     251,200
     Other expense............................        448,200       2,200      18,400
                                                  -----------    --------    --------
TOTAL EXPENSES................................    $ 2,793,300    $331,400    $269,600
INCOME (LOSS) BEFORE INCOME TAXES.............     (1,731,700)    244,500       1,300
Income tax expense (benefit)..................        610,900          --          --
                                                  -----------    --------    --------
Net income (loss).............................    $(1,120,800)   $244,500    $  1,300
                                                  ===========    ========    ========

See accompanying notes to the parent company financial statements

                           STOCKWALK.COM GROUP, INC.
                                (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS
                               FISCAL YEARS ENDED

                                              MARCH 31       MARCH 31       MARCH 31
                                                2000           1999           1998
                                            ------------    -----------    -----------
OPERATING ACTIVITIES
Net income (loss).......................    $ (1,120,800)   $   244,500    $     1,300
Adjustments to reconcile net income
  (loss) to net cash used for operating
  activities:...........................                             --             --
  Depreciation and amortization.........         109,500             --             --
Changes in assets and liabilities:......                             --             --
  Receivables...........................        (742,200)            --             --
  Equity in net earnings of
     subsidiaries.......................        (579,100)     1,278,900     (1,222,600)
  Deposits at clearing organizations....              --             --             --
  Trading securities....................              --             --             --
  Other assets and liabilities..........      (1,624,400)            --             --
                                            ------------    -----------    -----------
Net cash used for operating
  activities............................    $ (3,957,000)   $ 1,523,400    $(1,221,300)
INVESTING ACTIVITIES
Acquisition of certain assets of broker
  dealers and license agreements........      (5,203,200)                           --
Investment in Subsidiary................      (5,309,400)    (1,123,900)    (2,777,400)
Advances to subsidiaries................    $   (230,700)   $        --    $        --
                                            ------------    -----------    -----------
Net cash provided by (used for)
  investing activities..................    $(10,743,300)   $(1,123,900)   $(2,777,400)
FINANCING ACTIVITIES
Increase (decrease) in short-term
  borrowings............................              --             --             --
Issuance of notes payable...............              --             --      4,000,000
Payments on notes payable...............      (2,305,600)      (400,000)            --
Restructuring parent company............      (4,427,700)            --             --
Issuance of common stock................      23,762,100             --             --
                                            ------------    -----------    -----------
Net cash provided by (used for)
  financing activities..................    $ 17,028,800    $  (400,000)   $ 4,000,000
Net increase (decrease) in cash.........       2,328,500           (500)         1,300
Cash at beginning of period.............             800          1,300             --
                                            ------------    -----------    -----------
Cash at end of period...................    $  2,329,300    $       800    $     1,300
                                            ============    ===========    ===========

See accompanying notes to the consolidated financial statements

                           STOCKWALK.COM GROUP, INC.
                                (PARENT COMPANY)

                    NOTES TO CONDENSED FINANCIAL INFORMATION

A. The condensed financial statements of Stockwalk.com Group, Inc. (Parent Company) should be read in conjunction with the consolidated financial statements of Stockwalk.com Group, Inc. and the notes thereto beginning in
    Item 8. MJK Holdings, Inc. was formed in June 1997 as a holding company for Miller Johnson & Kuehn, Inc. and it's clearing division. On July 7, 1999, then privately-owned MJK Holdings, Inc. and publicly-held NM Holdings, Inc. completed a merger whereby MJK Holdings, Inc. became a wholly-owned subsidiary of NM Holdings, Inc. The surviving entity changed its name to Stockwalk.com Group, Inc., and is today the ultimate holding company of Miller Johnson & Kuehn, Inc., MJK Capital Corporation, MJK Holdings, Inc., MJK Management Services, Inc., Stockwalk.com, Inc. and Arnold Securities, Inc. Miller, Johnson & Kuehn, Inc., Stockwalk.com, Inc. and Arnold Securities, Inc. are registered as broker-dealers with the SEC and are members of the NASD and SIPC. The results for the year ended March 2000 represent the results of Stockwalk.com Group, Inc. Periods prior to March 2000 represent the results of MJK Holdings, Inc.

B. Certain prior-year amounts in the Parent Company's financial statements have been reclassified to conform to the 2000 presentation. The reclassifications include restating prior-year amounts related to the Parent Company's capitalization of its former operating subsidiaries as defined above.

C. Investments in subsidiaries are carried at cost plus equity in undistributed earnings. See Note 7 to Consolidated Financial Statements for information regarding net capital requirements of the broker-dealer subsidiaries which could result in restriction on the ability of the subsidiaries to transfer funds to the parent in the form of loans, advances or cash dividends.

D. Assets of Miller Johnson & Kuehn, Inc. a subsidiary of the Parent Company included cash segregated for the exclusive benefit of customers of $83.0 and $73.1 million at March 2000 and 1999 respectively.

E. No dividends were paid to the Parent Company by its wholly-owned subsidiaries in 2000. The Parent Company received $400,000 of dividends from Miller, Johnson & Kuehn, Inc. in 1999 in connection with principal payments on the with a bank note entered by the Parent Company.

                               INDEX TO EXHIBITS

EXHIBIT                                 DESCRIPTION
-------                                 -----------
  2.1           Agreement and Plan of Merger, dated June 5, 2000, by and
                between Kinnard Investments, Inc., Stockwalk.com Group, Inc.
                and SW Acquisition, Inc. (included as Annex A to the proxy statement/prospectus which is a part of this registration
                statement) (1)
  2.2           Agreement and Plan of Merger, dated June 5, 2000, by and
                between R.J. Steichen & Company, Stockwalk.com Group, Inc.
                and SCG Acquisition Corporation (2)
  3.1           Third Amended and Restated Articles of Incorporation (3)
  3.2           Restated Bylaws (4)
 10.1           Employment Agreement, dated August 1, 1999, by and between
                Stockwalk.com Group, Inc. and Robert J. Vosburgh (5)
 10.2           Employment Agreement, dated September 1, 1999, by and
                between Stockwalk.com Group, Inc. and Andrew R. Guzman (6)
 10.3           Employment Agreement, dated September 27, 1999, by and
                between Stockwalk.com Group, Inc. and Philip T. Colton (7)
 10.4           Amendment No. 1 to Employment Agreement, dated November 12,
                1999, by and between Stockwalk.com Group, Inc. and Robert J.
                Vosburgh (8)
 10.5           Employment Agreement, dated February 7, 2000, by and between
                Stockwalk.com Group, Inc. and Frank H. Lallos (9)
 23.1           Consent of Ernst & Young LLP
 27.1           Financial Data Schedule

-------------------------
 (#) Previously filed.

 (1) Incorporated by reference to Exhibit 2.7 to the Registration Statement on Form S-2 (Registration No. 333-35544) filed on June 23, 2000.

 (2) Incorporated by reference to Exhibit 2.6 to the Registration Statement on Form S-2 (Registration No. 333-35544) filed on June 23, 2000.

 (3) Incorporated by reference to the Definitive Schedule 14A (Proxy Statement) (Commission File No. 0-22247) filed on June 14, 1999.

 (4) Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-2 (Registration No. 333-09999) filed on August 12, 1996.

 (5) Incorporated by reference to Exhibit 10.1 to Stockwalk's Quarterly Report on Form 10-Q (Commission File No. 0-22247) for the quarter ended September 30, 1999.

 (6) Incorporated by reference to Exhibit 10.2 to Stockwalk's Quarterly Report on Form 10-Q (Commission File No. 0-22247) for the quarter ended September 30, 1999.

 (7) Incorporated by reference to Exhibit 10.3 to Stockwalk's Quarterly Report on Form 10-Q (Commission File No. 0-22247) for the quarter ended September 30, 1999.

 (8) Incorporated by reference to Exhibit 10.1 to Stockwalk's Quarterly Report on Form 10-Q (Commission File No. 0-22247) for the quarter ended December 31, 1999.

 (9) Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-2 (Registration No. 333-35544) filed on June 23, 2000.

 (b) Reports on Form 8-K
     None

                                  SIGNATURES*

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:

       By: /s/ ELDON C. MILLER
-------------------------------------
           Eldon C. Miller

Its: Chairman of the Board and              Date: June 28, 2000
          Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been sign below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               SIGNATURE                                 TITLE                       DATE
               ---------                                 -----                       ----

          /s/ ELDON C. MILLER              Chairman of the Board and             June 28, 2000
---------------------------------------    Chief Executive Officer
            Eldon C. Miller

         /s/ DAVID B. JOHNSON              President and Director                June 28, 2000
---------------------------------------
           David B. Johnson

           /s/ PAUL R. KUEHN               Director                              June 28, 2000
---------------------------------------
             Paul R. Kuehn

          /s/ STANLEY D. RAHM              Director                              June 28, 2000
---------------------------------------
            Stanley D. Rahm

          /s/ TODD W. MILLER               Chief Financial Officer               June 28, 2000
---------------------------------------
            Todd W. Miller

         /s/ JEFFREY L. HOUDEK             Principal Accounting Officer          June 28, 2000
---------------------------------------
           Jeffrey L. Houdek

           /s/ N. LEE WESLEY               Director                              June 28, 2000
---------------------------------------
             N. Lee Wesley

          /s/ GEORGE E. KLINE              Director                              June 28, 2000
---------------------------------------
            George E. Kline

         /s/ RICHARD J. NIGON              Director                              June 28, 2000
---------------------------------------
           Richard J. Nigon