Form 10-Q
period 2000-06-30
STOCKWALK COM GROUP INC
filed 2000-08-14
CIK 1001136

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

Commission file number: 0-22247

STOCKWALK.COM GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

MINNESOTA (State or Other Jurisdiction of Incorporation or Organization)	41-1756256 (IRS Employer Identification No.)

5500 WAYZATA BOULEVARD, SUITE 800, MINNEAPOLIS, MN 55416
(Address of Principal Executive Offices)

(763) 542-6000
(Registrant's Telephone Number)

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

Yes [ X ] No [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

Class: Common Stock, $.04 par value	Outstanding as of August 1, 2000: 25,900,843 shares

STOCKWALK.COM GROUP, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I	FINANCIAL INFORMATION	PAGE

Item 1.	Consolidated Condensed Financial Statements (Unaudited)

	Consolidated Condensed Statements of Financial Condition	4

	June 30, 2000 and March 31, 2000

	Consolidated Condensed Statements of Operations:	5

	Three Months Ended June 30, 2000 and June 30, 1999

	Consolidated Condensed Statements of Cash Flows:	6

	Three Months Ended June 30, 2000 and June 30, 1999

	Notes to Consolidated Condensed Financial Statements:	7-8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9-12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

Many aspects of our business involve substantial risks of liability, including exposure under federal and state securities laws in connection with the underwriting and distribution of securities. We do not presently maintain an errors and omissions insurance policy insuring us against these risks. In recent years, there has been an increasing incidence of litigation involving the securities industry, including class actions which generally seek rescission and substantial damages. Additionally, securities brokerage firms frequently become parties to arbitration's brought by dissatisfied customers in the general course of business. At the present time, we are not a party to, nor is any property subject to, any pending legal proceedings, other than routine litigation or arbitration incidental to our business. We believe that we have good factual and legal defenses to pending proceedings, and we do not expect that losses related to any of these proceedings, in the aggregate, will be material.

Item 2.	Changes in Securities and Use of Proceeds- None.

Item 3.	Defaults Upon Senior Securities- None.

Item 4.	Submission of Matters to a Vote of Security Holders- None.

Item 5.	Other Information.

Item 6. Exhibits and Report on Form 8-K.

a.) Exhibits Number	Description:

27.1	Financial Data Schedule

99.1	Cautionary Statements

b.) Reports on Form 8-K

A Current Report on Form 8-K was filed on June 6, 2000 relating to the business combination of Stockwalk.com Group, Inc. with R. J. Steichen & Company and Kinnard Investments, Inc.

A Current Report on Form 8-K was filed on August 8, 2000 related to the acquisition of R. J. Steichen & Company.

Financial Statements of Acquired Business

•	Audited financial statements for the three-year period ended September 30, 1999.

•	Unaudited financial statements for the six-month period ended March 31, 2000.

Unaudited Proforma Financial Information

•	Unaudited consolidated condensed proforma statement of financial condition as of March 31, 2000.

•	Unaudited consolidated condensed proforma statement of operation for the year ended March 31, 2000.

•	Unaudited consolidated condensed proforma footnotes to the financial statements.

STOCKWALK.COM GROUP, INC.
Consolidated Condensed Statements of Financial Condition
(Unaudited)

	June 30, 2000	March 31, 2000

Assets Cash	$9,240,100	$5,533,500

Cash and cash equivalents segregated	59,701,200	83,009,400

Receivables from customers	191,949,200	216,216,100

Receivables from brokers and dealers	277,774,900	160,230,300

Deposits at clearing organizations	18,439,700	26,234,900

Trading securities owned, at market	21,322,800	8,320,100

Secured demand notes receivable	18,475,000	18,575,000

Goodwill, less accumulated amortization of $738,400	10,035,500	10,284,900

and $489,000 Other assets	15,595,300	10,471,100

Total assets	$622,533,700	$538,875,300

Liabilities Short-term borrowings	$52,800,000	$29,500,000

Payables to customers	231,282,800	280,364,200

Payables to brokers and dealers	272,339,400	160,153,400

Trading securities sold but not yet purchased, at market	1,716,500	1,339,000

Notes payable	6,270,300	7,544,400

Liabilities subordinated to claims of general creditors	18,475,000	18,575,000

Other liabilities	16,130,500	16,747,000

Total liabilities	$599,014,500	$514,223,000

Shareholders' equity Common stock, $.04 par value; Authorized shares: 50,000,000 Issued and outstanding June - 21,582,188; March - 21,575,313	863,300	863,000

Paid-in capital	25,468,800	25,440,900

Retained earnings	(2,812,900)	(1,651,600)

Total shareholders' equity	$23,519,200	$24,652,300

Total liabilities & shareholders' equity	$622,533,700	$538,875,300

STOCKWALK.COM GROUP, INC.
Consolidated Condensed Statements of Operations
(Unaudited)

	Three Months Ended June 30,

	2000	1999

Revenues Trading profits	$3,503,200	$2,021,700

Interest	8,057,700	4,197,200

Commissions	4,627,300	2,578,100

Investment banking	1,837,900	2,468,400

Clearing fees	1,434,000	1,114,600

Other income	1,336,500	824,900

Total revenues	$20,796,600	$13,204,900

Expenses Employee compensation and benefits	$9,408,700	$7,095,800

Clearing fees	730,000	951,500

Occupancy and equipment	1,684,400	952,900

Communication	2,838,800	1,548,900

Interest	6,520,600	3,065,200

Other expense	1,700,500	1,319,600

Total expenses	$22,883,000	$14,933,900

Loss before income taxes	(2,086,400)	(1,729,000)

Income tax benefit	925,100	684,700

Net loss	$(1,161,300)	$(1,044,300)

Basic loss per common share	$(0.05)	$(0.07)

Weighted average shares outstanding-basic	21,579,900	15,848,500

Diluted loss per common share	$(0.05)	$(0.07)

Weighted average shares outstanding-diluted	21,861,800	15,848,500

STOCKWALK.COM GROUP, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended

	June 30, 2000	June 30, 1999

Operating activities Net cash used for operating activities	$(17,218,400)	$(2,710,900)

Investing activities Acquisition of Apollo Securities	—	(62,100)

Purchase of furniture and equipment	(1,129,100)	(803,800)

Net cash used for investing activities	$(1,129,100)	$(865,900)

Financing activities Increase in short-term borrowings	23,300,000	6,100,000

Net payment on notes payable	(1,274,100)	(232,800)

Issuance of common stock	28,200	89,200

Issuance of preferred stock		102,100

Net cash provided by financing activities	$22,054,100	$6,058,500

Net increase in cash	$3,706,600	$2,481,700

Cash at beginning of the period	5,533,500	5,139,900

Cash at the end of the period	$9,240,100	$7,621,600

STOCKWALK.COM GROUP, INC.
Notes to Consolidated Condensed Financial Statements

1.	Description of Business

Our history began in 1980 with the incorporation of Miller Securities, a specialized municipal bond firm. Miller Securities eventually broadened its business to include a variety of financial services, including securities clearing, and changed its name to Miller, Johnson & Kuehn, Incorporated. MJK Holdings, Inc. was formed in June 1997 as a holding company for Miller Johnson & Kuehn and its clearing division. On July 7, 1999, then privately-owned MJK Holdings and publicly-held NM Holdings, Inc. merged. The surviving entity changed its name to Stockwalk.com Group, Inc., and is today the ultimate holding company of Miller, Johnson & Kuehn, MJK Capital Corporation, MJK Holdings, MJK Management Services, Inc., Stockwalk.com, Inc and Online Brokerage Solutions. Miller, Johnson & Kuehn, Stockwalk.com, Inc. and Online Brokerage Solutions are registered as broker-dealers with the SEC and are members of the NASD and SIPC. Our stock trades on the NASDAQ National Market System under the ticker symbol "STOK."

We are a technologically-driven regional securities firm headquartered in Minneapolis, Minnesota. Through our operating subsidiaries, we provide a broad range of investment services to individual, corporate and public clients. These services include both traditional and online securities brokerage, investment banking and research services and the processing of securities transactions for correspondent brokerage firms and financial institutions. Our niche market includes small capitalization, emerging and start-up businesses and public finance clients located principally in the upper Midwest. In September 1999, our Stockwalk.com Inc. subsidiary began offering a secure online brokerage service that provides order placement, portfolio tracking and related market information, news and other information to investors 24 hours a day, seven days a week, by means of the Internet and telephone. These Stockwalk.com services are offered to our customers and through online Brokerage Solutions, Inc., to customers and members of small to medium-sized financial institutions, affinity groups and Internet portals through a private label program.

2.	Management's Interim Financial Statement Representation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Although we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the audited financial statements and the notes thereto included in our latest annual financial statements included in our Annual Report on Form 10-K.

3.	Financing Arrangements

At June 30, 2000 we had discretionary lines of credit totaling $70.0 million, which were and are secured by firm-owned securities, customer securities collateralizing liabilities subordinated to claims of general creditors and unpaid customer securities. These lines are payable on demand. Borrowings on the lines bear interest at various rates over the banks' cost of funds; such rates generally vary daily. We had outstanding balances of $52.8 million at June 30, 2000, with an average annual interest rate of 8.35%, and outstanding balances of $29.5 million at March 31, 2000, with and average annual interest rate of 7.55%.

STOCKWALK.COM GROUP, INC.
Notes to Consolidated Condensed Financial Statements

4.	Shareholder's Equity

Statement Regarding: Computation of Weighted Average Number of Shares Outstanding

We calculate net income per share in accordance with FASB Statement No. 128 by dividing net income by the weighted average number of shares of common stock outstanding to arrive at the net income per common share — basic. We calculate net income per share - dilutive by dividing net income by the weighted average number of shares of common stock and dilutive stock equivalents from the exercise of stock options and warrants using the treasury stock method.

	Three Months Ended
	June 30,

	2000	1999

Weighted average shares outstanding-basic	$21,579,900	$15,848,500

Dilutive effect of stock options and warrants after application of the treasury stock method	281,900	—

Weighted average shares outstanding-diluted	$21,861,800	$15,848,500

5. Net Capital Requirements and Dividend Restrictions

Our three broker-dealers are subject to the Securities and Exchange Commission's Uniform Net Capital Rule (Rule 15c3-1) which requires the maintenance of certain levels of minimum net capital. Miller, Johnson, & Kuehn has elected to use the alternative method permitted by Rule 15c3-1, which requires that Miller, Johnson & Kuehn maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions, as defined. At June 30, 2000, Miller, Johnson & Kuehn's net capital of $14.4 million was 6.7% of aggregate debit balances and $10.1 million in excess of required net capital. The net capital rule also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debits. Stockwalk.com and Online Brokerage Solutions each require a minimum of $50,000 in net capital. At June 30, 2000, Stockwalk.com and Online Brokerage Solutions had net capital of $501,300 and $88,200, respectively.

STOCKWALK.COM GROUP, INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

General

We are a technologically-driven regional securities firm headquartered in Minneapolis, Minnesota. Through our operating subsidiaries, we provide a broad range of investment services to individual, corporate and public clients. These services include both traditional and online securities brokerage, investment banking and research services and the processing of securities transactions for correspondent brokerage firms and financial institutions. Our niche market includes small capitalization, emerging and start-up businesses and public finance clients located principally in the upper Midwest. In 1999, our Stockwalk.com, Inc. subsidiary began offering a secure online brokerage service that provides order placement, portfolio tracking and related market information, news and other information to investors 24 hours a day, seven days a week, by means of the Internet and telephone. These Stockwalk.com services are offered to our customers and through our private label subsidiary, Online Brokerage Solutions, Inc. to customers and members of small to medium-sized financial institutions, affinity groups and Internet portals.

Recent Developments

On June 6, 2000, we announced that we executed definitive agreements to acquire Kinnard Investments, Inc. ("Kinnard") Under the terms of the agreement Kinnard shareholders will receive $6.00 in cash and approximately one-half of a share, or approximately 2,400,000 shares of our unrestricted common stock. We presently expect the transaction to close in September 2000.

On August 1, 2000, we announced the closing of the R.J. Steichen & Company ("Steichen") agreement. Under the terms of the agreement we issued the former shareholders of Steichen approximately 4,300,000 shares of our restricted common stock and five year warrants to purchase 300,000 shares of our common stock at $6.375 per share. The former shareholders of Steichen can earn up to an additional 2,000,000 shares of our common stock upon the achievement of certain pre-tax earning levels during the two years following closing of the transaction. At the time of the closing John E. Feltl and John C. Feltl became members of the board of directors for Stockwalk.com Group, Inc.

On August 8, 2000, we completed the registration statement filed with the Securities and Exchange Commission in connection with the offer and sale of $20 million of convertible subordinated notes, we received an additional $1.5 million from the over-allotment securities sold through August 11, 2000.

Factors that may affect future results

The matters set forth in this public dissemination, including management's expectations regarding future growth and profitability, are forward-looking statements within the context of the Private Securities Litigation Reform Act of 1995. These statements involve certain risks and uncertainties that could cause actual results to differ materially from such statements. See additional cautionary statements in exhibit 99.1

Segments

Our reportable segments are as follows: clearing services, retail sales, online brokerage, underwriting, and other.

Clearing Services

We serve as a clearing agent providing transaction execution, account maintenance, including extension of credit, and record keeping services for customers of its introducing brokers. We collect a clearing fee and charge interest on the customers margin accounts and pay interest on cash in customer's accounts.

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

Online Brokerage;

We provide automated order placement, portfolio tracking and related market information, news and other information services 24 hours a day, seven days a week by means of the Internet and direct modem access which allows its customers the ability to place orders for stock trades and other investment transactions directly, and at a lower, more predictable transaction cost than traditional full-commission brokerage firms. Further, we expect that our technology will be adopted to provide information and transaction processing services related to other aspects of electronic commerce, such as the processing insurance transactions and electronic cash transfers.

Underwriting

We also provide capital finance services to clients. Such plans are implemented by managing or co-managing public offerings of securities or by arranging private placements of securities with institutional or individual investors. The capital finance department coordinates the distribution of managed and co-managed corporate underwritings, accepts invitations to participate in competitive or negotiated underwritings managed by other investment banking firms, and allocates and merchandises our underwriting positions to the firm, to institutional clients and to other broker-dealers. The commission spread generated from sale of securities is allocated between retail sales and underwriting.

Other / Eliminations

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

Information concerning operations in these segments of business is as follows:

	Three Months Ended
	June 30
	2000	1999

Revenue

Clearing services	$10,208,700	$6,286,100

Retail sales	8,956,800	5,849,800

Online brokerage	1,302,100	—

Underwriting	796,600	1,069,000

Other		—

Eliminations	(467,600)

Consolidated revenue	$20,796,600	$13,204,900

Pretax income (loss)

Clearing services	790,400	$710,700

Retail sales	(1,067,200)	(2,068,700)

Online brokerage	(1,867,600)	(100,300)

Underwriting	(49,700)	38,100

Other		(308,800)

Eliminations	107,700	—

Consolidated pretax loss	$(2,086,400)	$(1,729,000)

Three Months Ended June 30, 2000 and June 30, 1999

During the quarter ended June 30, 2000, our clearing fee revenue was $10.2 million, an increase of $3.9 million or 62.4% from $6.3 million in the quarter ended June 30, 1999. The number of firms utilizing our clearing services increased from 35 to 55 from the quarter ended June 30, 1999. Clearing fee expenses for the quarter ended June 30, 2000 totaled $9.4 million, an increase of $3.8 million or 68.9% from the comparable period in 1999. The increase in clearing expenses is directly related to its growth. During the quarter ended June 30, 2000, we processed 314,900 tickets compared to 229,200 tickets in the same period last year. It is anticipated that clearing fee income and fees will grow as we attract new correspondents and clear trades for our growing online brokerage business.

During the quarter ended June 30, 2000, retail sales revenue of $9.0 million, an increase of $3.1 million or 53.1% from $5.8 million in the quarter ended June 30, 1999. The increase was primarily due to a trading loss of $1.3 million recorded in the previous year as we reduced our equity inventory exposure, a $500,000 increase in our Arizona CD business as we brokered more jumbo CD’s, and a general increase in commissions earned from customer trading volumes in the quarter ended June 30, 2000 exceeding those of the similar period in 1999. Retail sales activity incurred a pretax loss of $1.1 million in the quarter ended June 30, 2000 compared to a pretax loss of $2.1 million in the comparable period in 1999. The 1999 loss from retail sales includes the $1.3 million loss on the write down of inventory.

Our online brokerage business, launched in September 1999, generated trading fee revenues of $1.3 million in the quarter ended June 30, 2000. The $1.9 million loss from online brokerage in the quarter ended June 30, 2000 was attributed to staffing, technology and infrastructural costs. We expect our online brokerage revenue to grow through the acquisition of other on-line broker dealers, attracting new customers and private label partners and higher volume customer activity. We expect our long term operating results to improve as our revenues increase, and we reach the technological infrastructure required to operate profitably.

During the quarter ended June 30, 2000 underwriting revenues were $796,600, a decline of $272,400 from the same period in 1999. The current year decline was primarily the result of fewer municipal bond deals closing due to an increased level of uncertainty regarding the direction of interest rates. The timing of investment banking activity can vary significantly from period to period based on market conditions resulting in fluctuations in revenues and operating profits in this segment.

Our 1999 results include a loss from other operations of $308,800 related to costs incurred for the merger with NM Holdings, Inc and other corporate support functions. All costs incurred in the fiscal year ended March 31, 2001, related to the Steichen and Kinnard acquisitions will be capitalized and will be a component of goodwill under purchase accounting. For the quarter ended June 30, 2000 all corporate support costs were allocated back to the operating segments.

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

The $17.2 million use of cash from operating activities is primarily related to a $13.0 million increase in trading securities. At June 30, 2000 we held $8.6 million of municipal bonds originated in June, of which $3.1 million has subsequently been sold. Other assets increased $4.4 million resulting from a escrow payment of $1.0 million for the Kinnard acquisition, and other expenditures related to the acquisitions of Steichen and Kinnard and the 10% Convertible Subordinated Notes sold in August 2000. It also includes an additional purchase of 128,390 shares of Kinnard and an aggregate cost of $1.1 million during the quarter ended June 30, 2000.

Our financing activities provided cash of $22.1 million in the three months ended June 30, 2000 primarily resulting from the increase in short term borrowings used to fund operations as well as the capitalized purchases of furniture and equipment.

Our three broker dealers are subject to the Securities and Exchange Commission’s Uniform Net Capital Rule (Rule 15c3-1) which requires the maintenance of minimum net capital. Miller, Johnson, & Kuehn, Inc. has elected to use the alternative method permitted by Rule 15c3-1 which requires that MJKI maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions, as defined. At June 30, 2000, MJKI’s net capital of $14.4 million was 6.7% of aggregate debit balances and $10.1 million in excess of required net capital. The net capital rule also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debits. Stockwalk.com Inc. and Online Brokerage Solutions, Inc. each require a minimum of $50,000 net capital. At June 2000, Stockwalk.com Inc. and Online Brokerage Solutions, Inc. had net capital of $501,300 and $88,200 respectively.

At June 30, 2000, we had approximately $70.0 million in committed credit agreements, of which $52.8 million was utilized. Subsequent to June 30, 2000 we completed an offering of 10% Convertible Subordinated Notes in which we received net proceeds of $18.9 million. We intend to apply $11.0 million of the estimated net proceeds of this offering to fund the Kinnard merger. The balance of the proceeds will be used to expand our online securities business and for working capital.

We believe that our current cash position, cash generated from future operations, availability of line of credit borrowings, additional capacity for subordinated debt, and sale of securities will be adequate to meet our current obligations and operating needs.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is the impact that equity market pricing and interest rate fluctuations may have on the value of financial securities we hold and securities our customers hold in margin accounts. We manage this risk exposure through a process of internal controls and management review. Position limits for trading and investments are established and monitored on an on-going basis. The trading inventory is turned over frequently throughout the year. Our customers’ credit standing is reviewed by management and we maintain collateral to support customer margin loans.

Our equity price risk results from the risk of loss from price movements, volatility or liquidity over which we have no control. Our corporate equity holdings on long positions were $3.1 million at June 30, 2000. The potential loss in fair value, using a hypothetical 25% decline in equity prices on June 30, 2000 holdings, is estimated to be $775,000. A 25% hypothetical decline was used to represent a significant yet plausible market change.

Our primary exposure to interest rate risk arises from our interest earning assets held primarily for deposits at clearing organizations and NASD reserve requirements. We mitigate this risk by holding high-grade government obligations with short-term maturities.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	July 14, 2000	STOCKWALK.COM GROUP, INC.

By: /s/ Jeffrey L. Houdek Its: V. P. of Finance and Chief Financial Officer