Form 10-Q
period 2000-09-30
STOCKWALK COM GROUP INC
filed 2000-11-14
CIK 1001136

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

Commission file number: 0-22247

STOCKWALK.COM GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

MINNESOTA (State or Other Jurisdiction of Incorporation or Organization)	41-1756256 (IRS Employer Identification No.)

5500 WAYZATA BOULEVARD, SUITE 800, MINNEAPOLIS, MN 55416 (Address of Principal Executive Offices)

(763) 542-6000 (Registrant’s Telephone Number)

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

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class: Common Stock, $.04 par value	Outstanding as of October 31, 2000: 31,490,600 shares

Part I — Financial Information
Item 1. Consolidated Condensed Financial Statements (Unaudited)
Consolidated Condensed Statements of Financial Condition September 30, 2000 and March 31, 2000
Consolidated Condensed Statements of Operations Three Months Ended September 30, 2000 and September 30, 1999, Six Months Ended September 30, 2000 and September 30, 1999
Consolidated Condensed Statements of Cash Flows Six Months Ended September 30, 2000 and September 30, 1999
Notes to Consolidated Condensed Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Employment Agreement
Employment Agreement
Finanical Data Schedule
Cautionary Statement

STOCKWALK.COM GROUP, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION	PAGE

Item 1. Consolidated Condensed Financial Statements (Unaudited).

Consolidated Condensed Statements of Financial Condition:	4

September 30, 2000 and March 31, 2000

Consolidated Condensed Statements of Operations:	5

Three Months Ended September 30, 2000 and September 30, 1999

Six Months Ended September 30, 2000 and September 30, 1999

Consolidated Condensed Statements of Cash Flows:	6

Six Months Ended September 30, 2000 and September 30, 1999

Notes to Consolidated Condensed Financial Statements	7-9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-14

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Many aspects of our business involve substantial risks of liability, including exposure under federal and state securities laws in connection with the underwriting and distribution of securities. We do not presently maintain an errors and omissions insurance policy insuring us against these risks. At the present time, we are not a party to, nor is any property subject to, any pending legal proceedings, other than routine litigation or arbitration proceedings incidental to our business. We believe that we have good factual and legal defenses to pending proceedings, and we do not expect that losses related to any of these proceedings, in the aggregate, will be material.

In September 2000, the Company settled a NASD arbitration award of approximately $16.5 million filed against Dain Rauscher corporation in favor of John G. Kinnard & Company, a wholly-owned subsidiary of Stockwalk.com Group Inc., for $13.3 million. The settlement proceeds were received on September 27, 2000.

Item 2. Changes in Securities and Use of Proceeds- None.

Item 3. Defaults Upon Senior Securities- None.

Item 4. Submission of Matters to a Vote of Security Holders.

At the Annual Shareholders meeting held on September 12, 2000, there were 25,900,843 shares of Common Stock entitled to vote and a total of 15,860,550 shares (61.24%) were represented at the meeting, votes for proposal 5 did not include votes from the former shareholders of R.J. Steichen & Company. The Company submitted the following matters to a vote of security-holders, in which the respective proposals received the following votes:

1.	Election of Directors:	FOR	WITHHELD
	Eldon C. Miller	15,851,558	8,992

	David B. Johnson	15,850,488	10,062

	Paul R. Kuehn	15,849,922	10,628

	Stanley D. Rahm	15,849,922	10,628

	John (Jack) E. Feltl	15,842,872	17,678

	John C. Feltl	15,837,856	22,694

	N. Lee Wesley	15,849,138	11,412

	George E. Kline	15,851,538	9,012

	Richard J. Nigon	15,850,438	10,112

2.	Proposal to approve amendments to the 1996 Non-Employee Director Stock Option Plan.
	For:	14,970,550	Against:	86,900	Abstain:	35,108	Broker Non-vote:	767,992

3.	Proposal to approve an amendment to the 1995 Long- Term Incentive and Stock Option Plan.
	For:	14,956,231	Against:	107,219	Abstain:	29,108	Broker Non-vote:	767,992

4.	Proposal to adopt the Stockwalk.com Group Inc. 2000 Employee Stock Purchase Plan.
	For:	15,015,096	Against:	49,764	Abstain:	27,698	Broker Non-vote:	767,992

5.	Proposal to authorize the issuance of up to 2,000,000 shares of the company's common stock to the former Shareholders of R. J. Steichen & Company.

	For:	13,892,517	Against:	54,459	Abstain:	39,848	Broker Non-vote:	767,992

6.	Proposal to approve the appointment of Ernst & Young LLP as the independent auditors for 2001.
	For:	15,823,069	Against:	15,433	Abstain:	22,048	Broker Non-vote:	0

Item 5. Other Information

            George E. Kline resigned as member of the board of directors on September 22, 2000.

Item 6. Exhibits and Report on Form 8-K.

a.) Exhibits Number Description:

10.6	Assignment and Amendment of Robert J. Vosburgh employment agreement, dated September 12, 2000.

10.7	Assignment and Amendment of Frank H. Lallos employment agreement, dated September 12, 2000.*

27.1	Financial Data Schedule

99.1	Cautionary Statements

b.) Reports on Form 8-K.

Current Report on Form 8-K was filed on September 22, 2000 — Acquisition of Kinnard Investments, Inc.

Financial Statements of Acquired Business
• Audited financial statements for the three-year period ended December 31, 1999.

• Unaudited financial statements for the six-month period ended June 30, 2000.

Unaudited Proforma Financial Information
• Unaudited consolidated condensed proforma statement of financial condition as of June 30, 2000.

• Unaudited consolidated condensed proforma statement of operation for the year ended June 30, 2000.

• Unaudited consolidated condensed proforma footnotes to the financial statements.

*	Portions of this document were redacted and filed separately with the Securities and Exchange Commission pursuant to a request by the Company for confidential treatment pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended, in connection with filing of this Report on Form 10-Q.

STOCKWALK.COM GROUP, INC.

Consolidated Condensed Statements of Financial Condition
(Unaudited)

	September 30, 2000	March 31, 2000

Assets

Cash	$8,371,600	$5,533,500

Cash and cash equivalents segregated	42,942,600	83,009,400

Receivables from customers	338,277,300	216,216,100

Receivables from brokers and dealers	408,438,100	160,230,300

Deposits at clearing organizations	26,981,200	26,234,900

Trading securities owned, at market	26,524,500	8,320,100

Secured demand notes receivable	17,525,000	18,575,000

Goodwill, less accumulated amortization September — $1,543,200; March — $489,000	72,550,100	10,284,900

Other assets	23,733,000	10,471,100

Total assets	$965,343,400	$538,875,300

Liabilities

Short-term borrowings	$81,564,000	$29,500,000

Payables to customers	344,452,200	280,364,200

Payables to brokers and dealers	371,481,700	160,153,400

Trading securities sold but not yet purchased, at market	2,986,600	1,339,000

Notes payable	27,628,300	7,544,400

Liabilities subordinated to claims of general creditors	20,525,000	18,575,000

Other liabilities	33,940,800	16,747,000

Total liabilities	$882,578,600	$514,223,000

Shareholders’ equity

Common stock, $.04 par value;
Authorized shares: 50,000,000

Issued and outstanding September - 31,490,600; March - 21,575,300	$1,259,600	$863,000

Paid-in capital	86,179,200	25,440,900

Retained earnings	(4,674,000)	(1,651,600)

Total shareholders’ equity	$82,764,800	$24,652,300

Total liabilities & shareholders’ equity	$965,343,400	$538,875,300

STOCKWALK.COM GROUP, INC.

Consolidated Condensed Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	September 30,		September 30,

	2000	1999	2000	1999

Revenues

Trading profits	$6,803,600	$3,175,000	$10,274,500	$5,196,700

Interest	12,248,200	4,228,900	20,324,200	8,426,100

Commissions	7,135,500	2,210,000	11,795,100	4,788,100

Investment banking	4,408,700	2,625,400	6,246,600	5,093,800

Clearing fees	1,327,500	945,200	2,743,200	2,059,800

Other income	1,482,000	706,700	2,818,500	1,531,600

Total revenues	$33,405,500	$13,891,200	$54,202,100	$27,096,100

Expenses

Compensation and benefits	$17,083,700	$7,114,300	$26,492,400	$14,210,100

Clearing fees	1,061,700	607,100	1,791,700	1,558,600

Occupancy	2,972,300	986,700	4,656,700	1,939,600

Communication	3,318,800	1,631,200	6,157,600	3,180,100

Interest	9,827,000	3,167,700	16,347,600	6,232,900

Other expense	2,125,500	2,439,000	3,826,000	3,758,600

Total expenses	$36,389,000	$15,946,000	$59,272,000	$30,879,900

Loss before income taxes	(2,983,500)	(2,054,800)	(5,069,900)	(3,783,800)

Income tax benefit	1,122,400	795,400	2,047,500	1,480,200

Net loss	$(1,861,100)	$(1,259,400)	$(3,022,400)	$(2,303,600)

Basic loss per common share	$(0.07)	$(0.07)	$(0.13)	$(0.12)

Average shares outstanding-basic	26,609,900	19,271,200	24,095,000	19,251,700

Diluted loss per common share	$(0.07)	$(0.06)	$(0.13)	$(0.12)

Average shares outstanding-diluted	26,643,100	19,407,800	24,271,500	19,371,900

STOCKWALK.COM GROUP, INC.

Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended

	September 30, 2000	September 30, 1999

Operating activities

Net cash used for operating activities	$(29,226,300)	$(1,315,900)

Investing activities

Acquisition of R. J. Steichen and Company	(18,637,800)	—

Acquisition of Kinnard Investments, Inc	(11,842,400)	—

Purchase of furniture and equipment	(3,464,800)	(484,400)

Purchase of license agreements	(168,000)

Net cash used for investing activities	$(34,113,000)	$(484,400)

Financing activities

Increase in short-term borrowings	$48,064,000	$(3,900,000)

Net payment on notes payable	(1,640,800)	(1,078,300)

Issuance of common stock	220,400	4,483,800

Issuance of notes payable	19,533,800	—

Net cash provided (used for) financing activities	$66,177,400	$(494,500)

Net increase (decrease) in cash	$2,838,100	$(2,294,800)

Cash at beginning of the period	5,533,500	5,294,900

Cash at the end of the period	$8,371,600	$3,000,100

STOCKWALK.COM GROUP, INC.

Notes to Consolidated Condensed Financial Statements

1. Description of Business

Our history began in 1980 with the incorporation of Miller Securities, Inc. a specialized municipal bond firm. Miller Securities eventually broadened its business to include a variety of financial services, including securities clearing, and changed its name to Miller, Johnson & Kuehn, Incorporated. MJK Holdings, Inc. was formed in June 1997 as a holding company for Miller Johnson & Kuehn and its clearing division. In July 1999, then privately owned MJK Holdings and publicly held NM Holdings, Inc. merged. The surviving entity changed its name to Stockwalk.com Group, Inc. The Company completed mergers with R. J. Steichen & Company in August 2000 and Kinnard Investments, Inc. in September 2000. Today Stockwalk.com Group, Inc. is the holding company of five broker-dealers: Miller, Johnson & Kuehn, Inc. Stockwalk.com, Inc, Online Brokerage Solutions, Inc. R. J. Steichen & Company, and John G. Kinnard and Company. The broker-dealers are registered with the SEC and are members of the NASD and SIPC. Our stock trades on the NASDAQ National Market System under the ticker symbol “STOK.”

We are a technologically-driven regional securities firm headquartered in Minneapolis, Minnesota. Through our operating subsidiaries, we provide a broad range of investment services to individual, corporate and public clients. These services include both traditional and online securities brokerage, investment banking, research services and the processing of securities transactions for correspondent brokerage firms and financial institutions. Our niche market includes small capitalization, emerging and start-up businesses and public finance clients located principally in the upper Midwest. Our Stockwalk.com, Inc. subsidiary offers a secure online brokerage service that provides order placement, portfolio tracking and related market information, news and other information to investors 24 hours a day, seven days a week, by means of the Internet and telephone. These online services are offered to our customers and through our private label subsidiary, Online Brokerage Solutions, Inc. to customers and members of small to medium-sized financial institutions, affinity groups and Internet portals through a private label program.

2. Management’s Interim Financial Statement Representation

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

3. Financing Arrangements

At September 30, 2000 we had discretionary lines of credit totaling $105 million, which were and are secured by firm-owned securities, customer securities collateralizing liabilities subordinated to claims of general creditors and unpaid customer securities. These lines are payable on demand. Borrowings on the lines bear interest at various rates over the banks’ cost of funds; such rates generally vary daily. We had outstanding balances of $76.8 million at September 30, 2000, with an average annual interest rate of 7.83%, and outstanding balances of $29.5 million at March 31, 2000, with and average annual interest rate of 7.55%.

In August 2000, we completed an offering for $21.5 million of 10% convertible subordinated bonds due in 2005. In September 2000, we issued $4.8 million of short-term commercial paper with yields of approximately 8% with various maturity dates between 20 and 270 days from the date of issuance.

STOCKWALK.COM GROUP, INC.
Notes to Consolidated Condensed Financial Statements

4. Shareholder’s Equity

On August 1, 2000, we completed our previously announced merger agreement with R.J. Steichen & Company (“Steichen”). The former shareholders of Steichen received $17.5 million in cash and approximately 4,300,000 shares of our common stock and five-year warrants to purchase 300,000 shares of our common stock exercisable at $6.375 per share. The former shareholders of Steichen can earn up to an additional 2,000,000 shares of our common stock upon the achievement of certain pre-tax earning levels during the two years following closing of the transaction.

On September 8, 2000, we announced the closing of the Kinnard Investments, Inc. merger transaction. In this transaction, we issued an aggregate of 3,557,819 registered shares (the equivalent of .7676 shares of the registrant’s common stock for each outstanding share of Kinnard common stock) of its common stock, to the former shareholders of Kinnard. We also paid to such shareholders an aggregate of $27.8 million in cash ($6.00/share for each outstanding Kinnard share). Pursuant to the terms of the Kinnard merger, we also paid $4.1 million to the former holders of Kinnard’s outstanding options and warrants.

Computation of Weighted Average Number of Shares Outstanding

We calculate net income per share in accordance with FASB Statement No. 128 by dividing net income by the weighted average number of shares of common stock outstanding, to arrive at the net income per common share – basic. We calculate net income per share – dilutive by dividing net income by the weighted average number of shares of common stock and dilutive stock equivalents using the treasury stock method. The weighted average number of shares outstanding includes the 2,000,000 shares issuable pursuant to the Steichen earn out. Dilutive stock equivalents are options and warrants which have an exercise price less than the average market price of our common stock, for the respective period.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2000	1999	2000	1999

Weighted average shares outstanding- basic	26,609,900	19,271,200	24,095,000	19,251,700

Dilutive effect of stock options and warrants after application of the treasury stock method	33,200	136,600	176,500	120,200

Weighted average shares outstanding-dilutive	26,643,100	19,407,800	24,271,500	19,371,900

5. Business Combinations

The acquisitions of Steichen and Kinnard were accounted for under the purchase method of accounting, and accordingly, the respective purchase prices were allocated to assets acquired and liabilities assumed based on their fair market values at the dates of acquisition. The excess of the purchase price over the fair market value of the net assets acquired, $39.8 million and $20.2 million respectively, was recorded as goodwill and will be amortized over 20 years. The results of operations of the two entities have been included in the Consolidated Condensed Statements of Operations since the dates of acquisition.

The following pro forma operating results assume that the acquisitions had occurred at the beginning of each period presented. In addition to combining the historical results of operations, the pro forma results include adjustments for the estimated effect of purchase accounting.

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

Total revenues	46,175,700	24,741,700	92,688,200	72,689,800

Net income	(2,049,300)	(1,006,400)	(1,842,900)	(1,959,000)

Diluted loss per common share	(0.06)	(0.03)	(0.05)	(0.07)

6. Net Capital Requirements and Dividend Restrictions

Our five broker-dealers are subject to the Securities and Exchange Commission’s Uniform Net Capital Rule (Rule 15c3-1) which requires the maintenance of certain levels of minimum net capital. Miller, Johnson, & Kuehn, Inc., and R. J. Steichen & Company have elected to use the alternative method permitted by Rule 15c3-1, which requires that they maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions. The minimum net capital requirement for J. G. Kinnard is the greater of the aggregate amount of unsecured and customer liabilities divided by 15 or the product of multiplying the number of markets made for equity securities by $2,500. The minimum net capital for the Stockwalk.com and Online Brokerage Solutions is the greater of the aggregate amount of unsecured and customer liabilities divided by 15 or $50,000. The net capital rule also provides that equity capital may not be withdrawn or cash dividends may not be paid if resulting net capital would be less than 5% of aggregate debits under the alternative method and less than 120% of the minimum net capital requirement for the traditional calculation.

The net capital positions for each of the five broker dealers at September 30, 2000 are summarized as follows:

Broker Dealer	Net Capital	Excess

Miller, Johnson, & Kuehn, Inc.	18,117,040	12,960,881

R.J. Steichen & Company	9,535,082	6,986,327

John G. Kinnard & Company	1,305,144	430,711

Stockwalk.com, Inc.	801,785	726,390

Online Brokerage Solutions, Inc.	643,270	580,949

STOCKWALK.COM GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a technologically-driven regional securities firm headquartered in Minneapolis, Minnesota. Through our operating subsidiaries, we provide a broad range of investment services to individual, corporate and public clients. These services include both traditional and online securities brokerage, investment banking, research services and the processing of securities transactions for correspondent brokerage firms and financial institutions. Our niche market includes small capitalization, emerging and start-up businesses and public finance clients located principally in the upper Midwest. Our Stockwalk.com, Inc. subsidiary offers a secure online brokerage service that provides order placement, portfolio tracking and related market information, news and other information to investors 24 hours a day, seven days a week, by means of the Internet and telephone. These Stockwalk.com services are offered to our customers and through our private label subsidiary, Online Brokerage Solutions, Inc, to customers and members of small to medium-sized financial institutions, affinity groups and Internet portals.

Recent Developments

On August 1, 2000, we completed our previously announced merger agreement with R.J. Steichen & Company (“Steichen”). The former shareholders of Steichen received $17.5 million in cash and approximately 4,300,000 shares of our common stock and five-year warrants to purchase 300,000 shares of our common stock exercisable at $6.375 per share. The former shareholders of Steichen can earn up to an additional 2,000,000 shares of our common stock upon the achievement of certain pre-tax earning levels during the two years following closing of the transaction. At the time of the closing John E. Feltl and John C. Feltl became members of the board of directors of Stockwalk.com Group, Inc.

On August 11, 2000, we completed the public offer and sale of $21.5 million of five year 10% convertible subordinated notes.

On September 8, 2000, we announced the closing of the Kinnard Investments, Inc. merger transaction. In this transaction, we issued an aggregate of 3,557,819 registered shares (the equivalent of .7676 shares of the registrant’s common stock for each outstanding share of Kinnard common stock) of its common stock, to the former shareholders of Kinnard. We also paid to such shareholders an aggregate of $27.8 million in cash ($6.00/share for each outstanding Kinnard share). Pursuant to the terms of the Kinnard merger, we also paid $4.1 million to the former holders of Kinnard’s outstanding options and warrants.

On September 27, 2000, we settled a NASD arbitration award of approximately $16.5 million filed against Dain Rauscher Corporation, in favor of John G. Kinnard and Company, a wholly-owned subsidiary of Stockwalk.com Group, Inc., for $13.3 million. The settlement proceeds were received on September 27, 2000. The tax-adjusted value of the award was reflected in connection with the Kinnard merger and will result in a reduction of future amortization expense.

Factors that may affect future results

Certain matters set forth in this public dissemination on Form 10-Q, including management’s expectations regarding future growth and profitability, are forward-looking statements within the context of the Private Securities Litigation Reform Act of 1995. These statements involve certain risks and uncertainties which could cause such statements to differ materially from actual results. See additional cautionary statements in exhibit 99.1

Segments

Our reportable segments are as follows: full-service brokerage, clearing services, online brokerage, private label brokerage, and other / eliminations.

Full Service Brokerage

Through our three traditional full-service broker dealers, Miller, Johnson & Kuehn, Inc., R. J. Steichen & Company and John G. Kinnard and Company, we act as agents, principals and underwriters for customers seeking to trade securities or obtain financing. We charge a brokerage commission when acting as an agent for the purchaser or seller of a security. We recognize income or loss on inventory sold to customers from inventory maintained for those securities in which we make a market. We also provide investment-banking services to our clients by managing or co-managing public offerings of securities or by arranging private placements of securities with institutional or individual investors. Our corporate and public capital finance departments accept invitations to participate in competitive or negotiated underwritings managed by other investment banking firms and allocate our underwriting positions to our brokers, institutional clients and other broker dealers.

Clearing Services

Miller, Johnson, & Kuehn, Inc. also serves as a clearing agent providing transaction execution, account maintenance, including extension of credit, and record keeping services for customers of its introducing brokers. We collect a clearing fee and charge interest on the customer’s margin accounts and pay interest on cash in customer’s accounts. Additionally we charge and pay interest on cash balances resulting from stock borrowed from or loaned to other broker dealers.

Online Brokerage

Through our Stockwalk.com, Inc. broker-dealer and our web-site www.stockwalk.com, we provide automated order placement, portfolio tracking and related market information, news and other information services 24 hours a day, seven days a week. This is done by means of the Internet and direct modem access which allows our customers the ability to place orders for stock trades and other investment transactions directly, and at a lower, more predictable transaction cost than traditional full-commission brokerage firms. Further, we expect that our technology will be adopted to provide information and transaction processing services related to other aspects of electronic commerce, such as the processing of insurance transactions and electronic cash transfers.

Private Label Brokerage

Our business plan for growth in the online brokerage business is based on the development of private label arrangements with small to medium-sized financial institutions, affinity groups and Internet portals through our Online Brokerage Solutions, Inc. subsidiary. The program allows customers of these organizations to open and access an online account through the organization’s existing web-site. We collect a commission similar to those by other online customers and remit a portion of each transaction to the organization.

Other / Eliminations

Intersegment transactions, including management fees, are measured on the same basis as if the transactions occurred with external customers. In reviewing the segment operating results, our operating decision-makers do not distinguish between inter-segment and external customer transactions. Intersegment transactions are eliminated to reconcile total segment revenue to consolidated revenue. We do not provide balance sheet data for segment reporting, as this data is not measured for its operating segments.

Information concerning operations in these segments of business is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

Revenue

Full service brokerage	$20,139,700	$8,073,100	$29,049,000	$14,806,500

Clearing services	12,538,300	6,050,200	23,590,100	12,379,400

Online brokerage	1,066,500	1,800	2,368,300	1,900

Private label brokerage	13,900	—	14,300	—

Other / eliminations	(352,900)	(233,900)	(819,600)	(91,700)

Consolidated revenue	$33,405,500	$13,891,200	$54,202,100	$27,096,100

Pre-tax income (loss)

Full service brokerage	$(148,500)	$(738,500)	$(1,150,200)	$(2,753,400)

Clearing services	38,400	435,700	813,100	1,130,800

Online brokerage	(1,388,900)	(1,359,400)	(3,256,800)	(1,459,900)

Private label brokerage	(1,472,900)	—	(1,472,600)	—

Other / eliminations	(11,600)	(392,600)	(3,400)	(701,300)

Consolidated pre-tax loss	$(2,983,500)	$(2,054,800)	$(5,069,900)	$(3,783,800)

Three Months Ended September 30, 2000 and September 30, 1999

Full service brokerage revenues for the quarter ended September 30, 2000 were $20.1 million representing a $12.1 million or 149.5% increase from the similar period in 1999. A large component of this increase related to the newly acquired Steichen and Kinnard subsidiaries, which were acquired on August 1, 2000 and September 8, 2000, respectively. These broker-dealers generated revenues to the Company of $10.7 million from their respective dates of acquisition. Full service brokerage expenses increased $11.5 million to $20.3 million in the quarter ended September 30, 2000 compared to the similar period in 1999. Steichen and Kinnard expenditures from their respective dates of acquisition were $9.8 million.

During the quarter ended September 30, 2000, our clearing fee revenue was $12.5 million, an increase of $6.5 million or 107.3% from $6.1 million in the quarter ended September 30, 1999. Interest income on customer margin accounts increased $1.7 million as a result of increased customer balances and interest income on cash positions resulting from stock borrowed from other broker dealers increased $3.8 million in the quarter ended September 30, 2000. Clearing fee expenses for the quarter ended September 30, 2000 totaled $12.5 million, an increase of $6.9 million or 122.7% from the comparable period in 1999. The increase in clearing expense is primarily due to a $4.5 million increase in interest expense on increased customer cash balances and cash received in connection with the stock loaned to other broker dealers in addition to a $876,800 increase in communication expenditures. It is anticipated that clearing fee income and fees will grow as we attract new correspondents, clear trades for our growing online brokerage business, and perform clearing services for customers of our Kinnard broker-dealer that were previously cleared through an outside broker-dealer.

The online brokerage commission revenues of $1.1 million in the quarter ended September 30, 2000 were primarily generated from customers obtained through prior year acquisitions. We are attempting to obtain new online customers through our private label brokerage program. The $1.4 million pre-tax loss in the quarter ended September 30, 2000 is attributed to staffing, technology and infrastructure costs incurred to develop and further refine our online brokerage trading website.

Our private label brokerage operations incurred a pre-tax loss of $1.5 million in the three months ended September 30, 2000. The loss is attributable to the staffing and technology required to market our services to financial institutions and affinity groups. To date we have agreements in place with many of the major online banking service providers in the United States and have agreements in place with 56 financial institutions at September 30, 2000. Online Brokerage Solutions, Inc. is working with these organizations to promote the opening of new customer accounts, on which we will generate future commission income.

Six Months Ended September 30, 2000 and 1999

Full service brokerage revenues for the six months ended September 30, 2000 were $29.0 million representing a $14.2 million or 96.2% increase from the similar period in 1999. Revenues from the newly acquired Steichen and Kinnard subsidiaries generated $10.7 million from their respective acquisition dates of August 1, 2000 and September 8, 2000. The remaining increase was the result of commission growth from equity and certificate of deposit transactions. Full service brokerage expenses increased $12.6 million to $30.2 million in the first six months ended September 30, 2000 compared to the similar period in 1999. Steichen and Kinnard expenditures from their respective dates of acquisition were $9.8 million.

During the six months ended September 30, 2000, our clearing fee revenue was $23.6 million, an increase of $11.2 million or 90.6% from $12.4 million in the six months ended September 30, 1999. Interest income on customer margin accounts increased $3.2 million as a result of increased customer balances and interest income on cash positions resulting from stock borrowed from other broker dealers increased $6.2 million in the six months ended September 30, 2000. The number of firms utilizing our clearing services increased to 55 at September 30, 2000 from 50 at March 31, 2000. Clearing fee expenses for the six months ended September 30, 2000 totaled $22.8 million, an increase of $11.5 million or 102.5% from the comparable period in 1999. The increase in clearing expense is due to a $7.6 million increase in interest expense on increased customer cash balances and cash received in connection with the stock loaned to other broker dealers. It is anticipated that clearing fee income and fees will grow as we attract new correspondents, clear trades for our growing online brokerage business, and perform clearing services for our Kinnard broker-dealer that were previously performed by an outside broker-dealer.

The online brokerage commission revenues of $2.4 million in the six months ended September 30, 2000 were primarily generated from customers obtained through prior year acquisitions. We are attempting to obtain new online customers through our private label program. The $3.3 million pre-tax loss in the six months ended September 30, 2000 is attributed to staffing, technology and infrastructure costs incurred to develop and further refine our online brokerage trading web-site.

Our private label brokerage operations incurred a pre-tax loss of $1.5 million in the six months ended September 30, 2000. The loss is attributable to the staffing and technology required to market our services to financial institutions and affinity groups. To date we have agreements in place with many of the major online banking service providers in the United States and have agreements in place with 56 financial institutions at September 30, 2000. Online Brokerage Solutions, Inc. is working with these organizations to promote the opening of new customer accounts, on which we will generate future commission income.

Liquidity and Capital Resources

Our assets consist primarily of cash and assets readily convertible into cash. Security inventories are stated at market value and are generally readily marketable. Customer margin loans are collateralized by securities and have floating interest rates. Other receivables and payables with customers and other brokers and dealers usually settle transactions within three days following the date of transaction. Operations are financed by equity capital, bank lines of credit, proceeds from sales of securities, non-interest bearing liabilities such as checks and drafts payable, payables to customers and employee compensation payable. The $29.2 million use of cash from operating activities is primarily related to a $26.1 million net increase in broker receivables.

Our investing activities used $34.1 million in the six months ended September 30, 2000. The Company paid the former owners of R.J. Steichen and Company approximately $17.5 million in connection with the merger and incurred merger related filing fees and professional service costs of $1.1 million. We used $11.8 million to complete the merger with Kinnard Investments, Inc., which included cash payments of $27.8 million to the former shareholders of Kinnard, $4.1 million to former option and warrant holders of Kinnard, $3.9 million in retention fees and professional service costs offset by the cash on hand at Kinnard at the date of merger, and $13.3 million received in settlement of a NASD arbitration award.

Our financing activities provided cash of $66.2 million in the six months ended September 30, 2000 primarily resulting from the increase in short term borrowings used to fund operations as well as $19.5 million in net proceeds from the sale of five year 10% convertible subordinated notes, completed in August 2000.

Our five broker dealers are subject to the Securities and Exchange Commission’s Uniform Net Capital Rule (Rule 15c3-1) which requires the maintenance of minimum net capital and also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debits under the alternative method and less than 120% of the minimum net capital requirement for the traditional calculation. At September 30, 2000 the five broker dealers had combined net capital of $30.4 million and a combined minimum net capital requirement of $8.7 million.

At September 30, 2000, we had approximately $105 million in committed credit agreements, of which $76.8 million was utilized.

We believe that our current cash position, cash generated from future operations, availability of line of credit borrowings, additional capacity for subordinated debt, and sale of securities and commercial paper will be adequate to meet our current and anticipated obligations and operating needs.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is the impact that equity market pricing and interest rate fluctuations may have on the value of the securities we hold and securities our customers hold in margin accounts. We manage this risk exposure through a process of internal controls and management review. Position limits for trading and investments are established and monitored on an on-going basis. The trading inventory is turned over frequently throughout the year. Management reviews our customers’ credit standing, and we maintain collateral to support customer margin loans.

Our equity price risk results from the risk of loss from price movements, volatility or liquidity over which we have no control. Our corporate equity holdings on long positions were $6.5 million at September 30, 2000. The potential loss in fair value, using a hypothetical 25% decline in equity prices on September 30, 2000 holdings, is estimated to be $1.6 million. A 25% hypothetical decline was used to represent a significant yet plausible market change.

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

Dated: November 14, 2000	STOCKWALK.COM GROUP, INC.

By: /s/ Jeffrey L. Houdek Its: Chief Financial Officer