Form 10-Q
period 2000-12-31
STOCKWALK COM GROUP INC
filed 2001-02-14
CIK 1001136

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

Commission file number: 0-22247

STOCKWALK GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

MINNESOTA (State or Other Jurisdiction of Incorporation or Organization)	41-1756256 (IRS Employer Identification No.)

5500 WAYZATA BOULEVARD, SUITE 800, MINNEAPOLIS, MN 55416
(Address of Principal Executive Offices)

(763) 542-6000
(Registrant’s Telephone Number)

___________________

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
Yes          No

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class: Common Stock, $.04 par value	Outstanding as of January 31, 2001: 31,490,600 shares

Item 1. Consolidated Condensed Financial Statements (Unaudited).
Consolidated Condensed Statements of Financial Condition:
December 31, 2000 and March 31, 2000
Consolidated Condensed Statements of Operations:
Three months ended December 31, 2000 and December 31, 1999
Nine months ended December 31, 2000 and December 31, 1999
Consolidated Condensed Statements of Cash Flows:
Nine months ended December 31, 2000 and December 31, 1999
Notes to Consolidated Condensed Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Cautionary Statements

STOCKWALK GROUP, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

PAGE

PART I -	FINANCIAL INFORMATION

Item 1.	Consolidated Condensed Financial Statements (Unaudited).

	Consolidated Condensed Statements of Financial Condition:	3

December 31, 2000 and March 31, 2000

	Consolidated Condensed Statements of Operations:	4

Three Months Ended December 31, 2000 and December 31, 1999

Nine Months Ended December 31, 2000 and December 31, 1999

	Consolidated Condensed Statements of Cash Flows:	5

Nine Months Ended December 31, 2000 and December 31, 1999

	Notes to Consolidated Condensed Financial Statements	6-8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	9-12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	13

PART II -	OTHER INFORMATION

Item 1.	Legal Proceedings.

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

Item 2.	Changes in Securities and Use of Proceeds- None.

Item 3.	Defaults Upon Senior Securities- None.

Item 4.	Submission of Matters to a Vote of Security Holders-None.

Item 5.	Other Information-None.

Item 6.	Exhibits and Report on Form 8-K.

a.) Exhibits Number Description:

99.1 Cautionary Statements

b.) Reports on Form 8-K.

None

STOCKWALK GROUP, INC.
Consolidated Condensed Statements of Financial Condition
(Unaudited)

	December 31, 2000	March 31, 2000

Assets

Cash	$8,379,600	$5,533,500

Cash and cash equivalents segregated	34,003,900	83,009,400

Receivables from customers	414,861,100	216,216,100

Receivables from brokers and dealers	373,489,600	160,230,300

Deposits at clearing organizations	24,740,500	26,234,900

Trading securities owned, at market	33,930,400	8,320,100

Secured demand notes receivable	17,525,000	18,575,000

Goodwill, less accumulated amortization
December — $2,896,500; March — $489,000	72,850,700	10,284,900
Other assets	28,013,300	10,471,100

Total assets	$1,007,794,100	$538,875,300

Liabilities

Short-term borrowings	$57,735,000	$29,500,000

Payables to customers	345,314,600	280,364,200

Payables to brokers and dealers	437,192,200	160,153,400

Trading securities sold but not yet purchased, at market	2,686,200	1,339,000

Notes payable	26,787,100	7,544,400

Liabilities subordinated to claims of general creditors	20,525,000	18,575,000

Other liabilities	39,002,000	16,747,000

Total liabilities	$929,242,100	$514,223,000

Shareholders’ equity

Common stock, $.04 par value;

Authorized shares: 50,000,000

Issued and outstanding December– 31,490,600; March - 21,575,300	$1,259,600	$863,000

Paid-in capital	86,179,200	25,440,900

Retained earnings	(8,886,800)	(1,651,600)

Total shareholders’ equity	$78,552,000	$24,652,300

Total liabilities & shareholders’ equity	$1,007,794,100	$538,875,300

STOCKWALK GROUP, INC.
Consolidated Condensed Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,

	2000	1999	2000	1999

Revenues

Trading profits	$9,644,000	$3,949,700	$19,898,200	$9,146,400

Interest	14,222,900	5,514,900	34,392,600	13,941,000

Commissions	9,302,100	3,494,000	21,097,200	8,282,100

Investment banking	3,648,900	1,844,300	10,070,400	6,938,100

Clearing fees	1,476,800	1,411,100	4,219,900	3,470,900

Other income	1,527,900	1,257,800	4,346,400	2,789,400

Total revenues	$39,822,600	$17,471,800	$94,024,700	$44,567,900

Expenses

Compensation and benefits	$21,001,000	$8,439,200	$47,493,500	$22,648,800

Clearing fees	991,500	869,700	2,783,200	2,428,300

Occupancy	3,241,700	1,423,700	7,000,600	3,363,900

Communication	4,752,600	2,139,600	10,910,300	5,321,000

Interest	11,620,900	4,485,400	27,968,400	10,718,200

Other expense	5,319,000	1,897,000	10,042,800	5,654,300

Total expenses	$46,926,700	$19,254,600	$106,198,800	$50,134,500

Loss before income taxes	(7,104,100)	(1,782,800)	(12,174,100)	(5,566,600)

Income tax benefit	2,891,300	786,800	4,938,900	2,267,000

Net loss	$(4,212,800)	$(996,000)	$(7,235,200)	$(3,299,600)

Basic loss per common share	$(0.13)	$(0.05)	$(0.27)	$(0.17)

Average shares outstanding-basic	31,490,600	19,764,400	26,587,400	19,534,600

Diluted loss per common share	$(0.13)	$(0.05)	$(0.27)	$(0.17)

Average shares outstanding-diluted	31,497,200	19,905,300	26,630,400	19,675,300

STOCKWALK GROUP, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended

	December 31, 2000	December 31, 1999

Operating activities

Net cash used for operating activities	$(2,278,700)	$(7,569,800)

Investing activities

Acquisition of R. J. Steichen and Company	(18,637,800)	—

Acquisition of Kinnard Investments, Inc	(11,842,400)	—

(Purchase) sale of furniture and equipment	(5,677,100)	337,600

Purchase of license agreements	(269,800)

Net cash provided by (used for) investing activities	$(36,427,100)	$337,600

Financing activities

Increase in short-term borrowings	$24,235,000	$—

Issuance of notes payable	19,578,400	514,600

Payments on notes payable	(2,481,900)	—

Issuance of common stock	220,400	4,978,200

Net cash provided by financing activities	$41,551,900	$5,292,800

Net increase (decrease) in cash	$2,846,100	$(1,739,400)

Cash at beginning of the period	5,533,500	5,294,900

Cash at the end of the period	$8,379,600	$3,555,500

STOCKWALK GROUP, INC.
Notes to Consolidated Condensed Financial Statements

1. Description of Business

Our history began in 1980 with the incorporation of Miller Securities, Inc. a specialized municipal bond firm. Miller Securities eventually broadened its business to include a variety of financial services, including securities clearing, and changed its name to Miller, Johnson & Kuehn, Incorporated. MJK Holdings, Inc. was formed in June 1997 as a holding company for Miller Johnson & Kuehn and its clearing division. In July 1999, then privately owned MJK Holdings and publicly held NM Holdings, Inc. merged. The surviving company is known as Stockwalk Group, Inc. We completed mergers with R. J. Steichen & Company in August 2000 and Kinnard Investments, Inc. in September 2000. At December 31, 2000, Stockwalk Group, Inc. was the holding company of five broker-dealers: Miller, Johnson & Kuehn, Inc., Stockwalk.com, Inc., Online Brokerage Solutions, Inc., R. J. Steichen & Company, and John G. Kinnard and Company. The broker-dealers are registered with the SEC and are members of the NASD and SIPC. Our stock trades on the NASDAQ National Market System under the ticker symbol “STOK.”

On January 1, 2001 the full service operations of Miller, Johnson, & Kuehn, Inc. merged with R. J. Steichen & Company, and John G. Kinnard, Inc. to form Miller Johnson Steichen Kinnard, Inc. The Miller, Johnson, & Kuehn, Inc. clearing operations were renamed to MJK Clearing, Inc.

We are a technologically driven regional securities firm headquartered in Minneapolis, Minnesota. Through our operating subsidiaries, we provide a broad range of investment services to individual, corporate and public clients. These services include both traditional and online securities brokerage, investment banking, research services and the processing of securities transactions for correspondent brokerage firms and financial institutions. Our niche market includes small capitalization, emerging and start-up businesses and public finance clients located principally in the upper Midwest. Our Stockwalk.com, Inc. subsidiary offers a secure online brokerage service that provides order placement, portfolio tracking and related market information, news and other information to investors 24 hours a day, seven days a week, by means of the Internet and telephone. These online services are offered to our customers and through our private label subsidiary, Online Brokerage Solutions, Inc., to customers and members of small to medium-sized financial institutions, affinity groups and Internet portals.

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

3. Financing Arrangements

At December 31, 2000, we had discretionary lines of credit totaling $115 million, which were and are secured by firm-owned securities, customer securities collateralizing liabilities subordinated to claims of general creditors and unpaid customer securities. These lines are payable on demand. Borrowings on the lines bear interest at various rates over the banks’ cost of funds; such rates generally vary daily. We had outstanding balances of $46.6 million at December 31, 2000, with an average annual interest rate of 7.86%, and outstanding balances of $29.5 million at March 31, 2000, with and average annual interest rate of 7.55%.

In August 2000, we completed an offering for $21.5 million of 10% convertible subordinated bonds due in 2005. At December 31, 2000 we had $11.1 million of short-term commercial paper outstanding with yields of approximately 8% maturing between 30 and 270 days from the date of issuance.

STOCKWALK GROUP, INC.
Notes to Consolidated Condensed Financial Statements

4. Shareholder’s Equity

On August 1, 2000, we completed our merger agreement with R.J. Steichen & Company (“Steichen”). The former shareholders of Steichen received $17.5 million in cash and approximately 4,300,000 shares of our common stock and five-year warrants to purchase 300,000 shares of our common stock exercisable at $6.375 per share. The former shareholders of Steichen can earn up to an additional 2,000,000 shares of our common stock upon the achievement of certain pre-tax earning levels during the two years following closing of the transaction

On September 8, 2000, we announced the completion of the Kinnard Investments, Inc. merger transaction. In this transaction, we issued an aggregate of 3,557,819 registered shares (the equivalent of .7676 shares of the registrant’s common stock for each outstanding share of Kinnard common stock) of our common stock, to the former shareholders of Kinnard. We also paid to such shareholders an aggregate of $27.8 million in cash ($6.00/share for each outstanding Kinnard share). Pursuant to the terms of the Kinnard merger, we also paid $4.1 million to the former holders of Kinnard’s outstanding options and warrants

Computation of Weighted Average Number of Shares Outstanding

We calculate net income per share by dividing net income by the weighted average number of shares of common stock outstanding, to arrive at the net income per common share – basic. We calculate net income per share – dilutive by dividing net income by the weighted average number of shares of common stock and dilutive stock equivalents using the treasury stock method. The weighted average number of shares outstanding includes the 2,000,000 shares issuable pursuant to the Steichen earn out agreement. Dilutive stock equivalents are options and warrants which have an exercise price less than the average market price of our common stock, for the respective period.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2000	1999	2000	1999

Weighted average shares outstanding- basic	31,490,600	19,764,400	26,587,400	19,534,600

Dilutive effect of stock options and warrants after application of the treasury stock method	6,600	140,900	43,000	140,700

Weighted average shares outstanding-dilutive	31,497,200	19,905,300	26,630,400	19,675,300

5. Business Combinations

The acquisitions of Steichen and Kinnard were accounted for under the purchase method of accounting, and accordingly, the respective purchase prices were allocated to assets acquired and liabilities assumed based on their fair market values at the dates of acquisition. The excess of the purchase price over the fair market value of the net assets acquired, $39.8 million and $21.8 million respectively, was recorded as goodwill and will be amortized over 20 years. The results of operations of the two entities have been included in the Consolidated Condensed Statements of Operations since the dates of acquisition.

STOCKWALK GROUP, INC.
Notes to Consolidated Condensed Financial Statements

The following pro forma operating results assume that the acquisitions had occurred at the beginning of each period presented. In addition to combining the historical results of operations, the pro forma results include adjustments for the estimated effect of purchase accounting.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2000	1999	2000	1999

Total revenues	39,822,600	48,562,500	132,510,800	121,252,200

Net income (loss)	(4,212,800)	2,375,900	(6,055,700)	(350,100)

Diluted loss per common share	(0.13)	0.08	(0.19)	(0.05)

6. Net Capital Requirements and Dividend Restrictions

Our five broker-dealers are subject to the Securities and Exchange Commission’s Uniform Net Capital Rule (Rule 15c3-1) which requires the maintenance of certain levels of minimum net capital. Miller, Johnson, & Kuehn, Inc., and R. J. Steichen & Company have elected to use the alternative method permitted by Rule 15c3-1, which requires that they maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions. The minimum net capital requirement for J. G. Kinnard is the greater of the aggregate amount of unsecured and customer liabilities divided by 15 or the product of multiplying the number of markets made for equity securities by $2,500. The minimum net capital for the Stockwalk and Online Brokerage Solutions is the greater of the aggregate amount of unsecured and customer liabilities divided by 15 or $50,000. The net capital rule also provides that equity capital may not be withdrawn or cash dividends may not be paid if resulting net capital would be less than 5% of aggregate debits under the alternative method and less than 120% of the minimum net capital requirement for the traditional calculation.

The net capital positions for each of the five broker dealers at December 31, 2000 are summarized as follows:

Broker Dealer	Net Capital	Excess

Miller, Johnson, & Kuehn, Inc.	$17,814,094	$10,784,104

R.J. Steichen & Company	6,879,037	4,730,431

John G. Kinnard & Company	2,055,922	1,238,687

Stockwalk.com, Inc.	167,817	117,817

Online Brokerage Solutions, Inc.	1,040,217	990,217

STOCKWALK GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

General

We are a technologically driven regional securities firm headquartered in Minneapolis, Minnesota. Through our operating subsidiaries, we provide a broad range of investment services to individual, corporate and public clients. These services include both traditional and online securities brokerage, investment banking, research services and the processing of securities transactions for correspondent brokerage firms and financial institutions. Our niche market includes small capitalization, emerging and start-up businesses and public finance clients located principally in the upper Midwest. Our Stockwalk.com, Inc. subsidiary offers a secure online brokerage service that provides order placement, portfolio tracking and related market information, news and other information to investors 24 hours a day, seven days a week, by means of the Internet and telephone. These services are offered to our customers and through our private label subsidiary, Online Brokerage Solutions, Inc, to customers and members of small to medium-sized financial institutions, affinity groups and Internet portals.

Recent Developments

We changed the name of our parent company from Stockwalk.com Group, Inc. to Stockwalk Group, Inc. Our full-service broker dealers of Miller, Johnson, and Kuehn, Inc., R. J. Steichen & Company, and John G. Kinnard, Inc. merged to form Miller Johnson Steichen Kinnard, Inc.

In January 2001, $2.5 million of outstanding convertible notes were converted into 980,400 shares of common stock.

Factors that affect future results

Certain matters set forth in this public dissemination of Form 10-Q, including management’s expectations regarding future growth and profitability, are forward-looking statements within the context of the Private Securities Litigation Reform Act of 1995. These statements involve certain risks and uncertainties, which could cause such statements to differ materially from actual results. See additional cautionary statements in exhibit 99.1

Segments

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

Clearing Services

Miller, Johnson, & Kuehn, Inc. also serves as a clearing agent providing transaction execution, account maintenance, including extension of credit, and record keeping services for its customers as well as customers of its introducing brokers. We collect a clearing fee and charge interest on the customer’s margin accounts and pay interest on cash in customer’s accounts. Additionally we charge and pay interest on cash balances resulting from stock borrowed from or loaned to other broker dealers.

Online Brokerage

Through our Stockwalk.com, Inc. broker-dealer and our web-site www.stockwalk.com, we provide automated order placement, portfolio tracking and related market information, news and other information services 24 hours a day, seven days a week. This is done by means of the Internet and direct modem access, which allows our customers the ability to place orders for stock trades and other investment transactions, directly, and at a lower, more predictable transaction cost than traditional full-commission brokerage firms. Further, we expect that our technology will be adapted to provide information and transaction processing services related to other aspects of electronic commerce, such as the processing of insurance transactions and electronic cash transfers.

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

Information concerning operations in these segments of business is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2000	1999	2000	1999

Revenue

Full service brokerage	25,538,700	9,304,700	56,189,000	25,422,700

Clearing services	13,812,700	7,358,600	35,801,600	18,426,600

Online brokerage	1,181,200	812,400	3,566,100	814,200

Private label brokerage	42,600	—	40,200	—

Other / eliminations	(752,600)	(3,900)	(1,572,200)	(95,600)

Consolidated revenue	39,822,600	17,471,800	94,024,700	44,567,900

Pre-tax income (loss)

Full service brokerage	(4,898,700)	(592,000)	(6,049,000)	(3,345,500)

Clearing services	508,400	975,400	1,321,500	2,106,200

Online brokerage	(1,300,300)	(1,318,400)	(3,706,700)	(2,778,200)

Private label brokerage	(1,413,500)	(133,800)	(3,736,500)	(133,800)

Other / eliminations	—	(714,000)	(3,400)	(1,415,300)

Consolidated pre-tax loss	(7,104,100)	(1,782,800)	(12,174,100)	(5,566,600)

Three Months Ended December 31, 2000 and December 31, 1999

Full service brokerage revenues for the quarter ended December 31, 2000 were $25.5 million representing a $16.2 million or 174.5% increase from the similar period in 1999. Newly acquired Steichen and Kinnard subsidiaries generated revenues of $16.5 million during the quarter ended December 31, 2000. The declining equity markets and investor confidence made for a challenging quarter for both our firm and our industry. After previous declining quarters the NASDAQ market index fell 32.7% in the three months ended December 31, 2000. These conditions led to less new account growth and fewer investment banking opportunities. Full service brokerage expenses increased $20.5 million to $30.4 million in the quarter ended December 31, 2000 compared to the similar period in 1999. Steichen and Kinnard expenditures were $18.1 million, in the quarter ended December 31, 2000. Regulatory authorities have approved the combination of our full-service firms. We are continuing our integration of personnel and systems and will recognize the benefits of these efficiencies over the next few quarters.

During the quarter ended December 31, 2000, our clearing fee revenue was $13.8 million, an increase of $6.5 million or 87.7% from $7.4 million in the quarter ended December 31, 1999. Interest income on customer margin accounts increased $3.1 million as a result of increased customer balances and interest income on cash positions resulting from securities borrowed from other broker dealers increased $3.0 million in the quarter ended December 31, 2000. Clearing fee expenses for the quarter ended December 31, 2000 totaled $13.3 million, an increase of $6.9 million or 108.5% from the comparable period in 1999. The increase in clearing expense is primarily due to a $4.1 million increase in interest expense on increased customer cash balances and cash received in connection with the stock loaned to other broker dealers in addition to a $1.2 million increase in data processing expenditures as a result of increased ticket volume. It is anticipated that clearing fee income and fees will grow as we attract new correspondents, clear trades for our growing online brokerage business, and perform clearing services for customers of our Kinnard broker-dealer that were previously cleared through an outside broker-dealer.

The online brokerage commission revenues of $1.2 million in the quarter ended December 31, 2000 were primarily generated from customers obtained through acquisitions in October and November 1999. The $1.3 million pre-tax loss in the quarter ended December 31, 2000 is attributed to staffing, technology and infrastructure costs. In December 2000, we reduced staffing in our Stockwalk.com subsidiary and related in an attempt to return these operations to profitability.

Our private label brokerage operations incurred a pre-tax loss of $1.4 million in the three months ended December 31, 2000. The loss is attributable to the staffing and technology required to market our services to financial institutions and affinity groups. To date, we have agreements in place with many of the major online banking service providers in the United States and have agreements in place with 101 financial institutions at December 31, 2000. Online Brokerage Solutions, Inc. is working with these organizations to promote the opening of new customer accounts, on which we will generate future commission income. We have reduced staffing in our private label operations and as a result of slower than anticipated customer growth.

Nine Months Ended December 31, 2000 and 1999

Full service brokerage revenues for the nine months ended December 31, 2000 were $56.2 million representing a $30.8 million or 121.0% increase from the similar period in 1999. Revenues from the newly acquired Steichen and Kinnard subsidiaries generated $27.2 million from their respective acquisition dates of August 1, 2000 and September 8, 2000. The remaining increase was the result of commission growth from equity and certificate of deposit transactions. Full service brokerage expenses increased $33.5 million to $62.2 million in the first nine months ended December 31, 2000 compared to the similar period in 1999. Steichen and Kinnard expenditures from their respective dates of acquisition were $28.0 million.

During the nine months ended December 31, 2000, our clearing fee revenue was $35.8 million, an increase of $17.4 million or 94.3% from $18.4 million in the nine months ended December 31, 1999. Interest income on customer margin accounts increased $6.3 million as a result of increased customer balances and interest income on cash positions resulting from stock borrowed from other broker dealers increased $8.8 million in the nine months ended December 31, 2000. Ticket fees charged to non-affiliated broker dealers increased $2.4 million to $8.0 million as a result of our average monthly tickets processed increasing to 119,845 for the nine months ended December 31, 2000 compared to 58,726 in 1999. Clearing fee expenses for the nine months ended December 31, 2000 totaled $34.5 million, an increase of $18.2 million or 111.3% from the comparable period in 1999. The increase in clearing expense is due to a $12.0 million increase in interest expense on increased customer cash balances and cash received in connection with the stock loaned to other broker dealers. Data processing expenses increased $3.2 million as a result of increased ticket volume and salaries increased $1.4 million in connection with overall growth in clearing activities. It is anticipated that clearing fee income and fees will grow as we attract new correspondents.

The online brokerage commission revenues of $3.6 million in the nine months ended December 31, 2000 were primarily generated from customers obtained through prior year acquisitions. The $3.7 million pre-tax loss in the nine months ended December 31, 2000 is attributed to staffing, technology and infrastructure costs. In December 2000 we reduced staffing in our Stockwalk.com subsidiary and related Information Technology departments in an attempt to return these operations to profitability.

Our private label brokerage operations incurred a pre-tax loss of $3.7 million in the nine months ended December 31, 2000. The loss is attributable to the staffing and technology required to market our services to financial institutions and affinity groups. To date we have agreements in place with many of the major online banking service providers in the United States and have agreements in place with 101 financial institutions at December 31, 2000. Online Brokerage Solutions, Inc. is working with these organizations to promote the opening of new customer accounts, on which we anticipate generating future commission income. We have reduced staffing in our private label operations as a result of slower than anticipated customer growth.

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

Our investing activities used $36.4 million in the nine months ended December 31, 2000. The Company paid the former owners of R.J. Steichen & Company approximately $17.5 million in connection with the merger and incurred merger related filing fees and professional service costs of $1.1 million. We used $11.8 million to complete the merger with Kinnard Investments, Inc.

Our financing activities provided cash of $41.6 million in the nine months ended December 31, 2000 primarily resulting from the increase in short term borrowings used to fund operations as well as $19.6 million in net proceeds from the sale of five year 10% convertible subordinated notes, completed in August 2000.

Our five broker dealers are subject to the Securities and Exchange Commission’s Uniform Net Capital Rule (Rule 15c3-1) which requires the maintenance of minimum net capital and also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debits under the alternative method and less than 120% of the minimum net capital requirement for the traditional calculation. At December 31, 2000 the five broker dealers had combined net capital of $30.4 million and a combined minimum net capital requirement of $8.7 million.

At December 31, 2000, we had approximately $115 million in committed credit agreements, of which $46.6 million was utilized.

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

Our equity price risk results from the risk of loss from price movements, volatility or liquidity over which we have no control. Our corporate equity holdings on long positions were $6.6 million at December 31, 2000. The potential loss in fair value, using a hypothetical 25% decline in equity prices on December 31, 2000 holdings, is estimated to be $1.7 million. A 25% hypothetical decline was used to represent a significant yet plausible market change.

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

Dated:   February 14, 2001

STOCKWALK GROUP, INC.

By: /s/ Jeffrey L. Houdek

Its: Chief Financial Officer