Form 10-K
period 2001-03-31
STOCKWALK COM GROUP INC
filed 2001-06-29
CIK 1001136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2001

Commission file number: 0-22247

STOCKWALK GROUP, INC.

(Exact name of Registrant as specified in its charter)

Minnesota	41-1756256
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

5500 Wayzata Boulevard

Suite 800
Minneapolis, Minnesota 55416
(Address of principal executive offices)

(763) 542-6000

(Issuer’s telephone number)

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, par value $.04 per share

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes       No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Registrant’s Common Stock on May 31, 2001, as reported on the NASDAQ National Market System, was $19.0 million.

     Shares of $.04 par value Common Stock outstanding as of May 31, 2001: 32,672,711 shares.

Documents Incorporated by Reference

     Certain information required in response to Part III of Form 10-K is hereby incorporated by reference to the specified portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on September 12, 2001.

PART I
Company Overview
Our Industry
Products & Services
Full Service Brokerage Division - Miller Johnson Steichen Kinnard, Inc. “MJSK”
Clearing Division - MJK Clearing, Inc. “MJK Clearing”
Online Division - Stockwalk.com, Inc. “Stockwalk.com”
Our Strategy
Recent Developments
Competition
Regulation
Uniform Net Capital Rule
Employees
Item 2: Properties
Item 3: Legal Proceedings
Item 4: Submission of Matters to a Vote of Security Holders.
PART II
Item 5: Market for the Registrant’s Common Equity and Related Shareholder Matters.
Item 6: Selected Financial Data.
Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A: Quantitative and Qualitative Disclosures About Market Risk.
Item 8: Financial Statements And Supplementary Data
Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
PART III
Item 11: Executive Compensation
Item 12: Security Ownership of Certain Beneficial Owners, Directors and Executive Officers
Item 13: Certain Relationships and Related Transactions
Item 14: Exhibits and Reports on Form 8-K.
INDEX TO EXHIBITS
SIGNATURES*
EX-10.2 - Employment Agreement
EX-21.1 - Subsidiaries of the Registrant
EX-23.1 - Consent of Ernst & Young LLP
EX-99.1 - Cautionary Statements

STOCKWALK GROUP, INC.

PART I

Company Overview

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

      We have three primary operating subsidiaries. Our Miller Johnson Steichen Kinnard, Inc. (“MJSK”) subsidiary is the combination of the full service operations of three midwestern broker dealers: R.J. Steichen and Company, John G. Kinnard and Miller Johnson & Kuehn, Inc. MJSK offers traditional securities brokerage, securities trading, investment banking and research services. Our MJK Clearing, Inc. (“MJK Clearing”) subsidiary provides securities clearing functions for our other subsidiaries as well as 61 other correspondent brokerage firms. Our Stockwalk.com, Inc. (“Stockwalk.com”) subsidiary offers a secure online brokerage service that provides order placement, portfolio tracking and related market information, news and other information to investors 24 hours a day, seven days a week, by means of the Internet and telephone.

      Our history began in 1980 with the incorporation of Miller Securities, Inc. a specialized municipal bond firm. Miller Securities eventually broadened its business to include a variety of financial services, including securities clearing, and changed its name to Miller, Johnson & Kuehn, Incorporated. MJK Holdings, Inc. (“MJKH”) was formed in June 1997 as a holding company for MJK and MJK’s clearing division. On July 7, 1999, then privately owned MJKH and publicly held NM Holdings, Inc. completed a merger whereby MJKH became a wholly owned subsidiary of NM Holdings, Inc. The surviving entity changed its name to Stockwalk Group, Inc., and merged with John G. Kinnard and R.J. Steichen in the Fall of 2000. On January 1, 2001, R. J. Steichen, John G. Kinnard and the full service operations of Miller Johnson & Kuehn, Inc. combined to form MJSK. The clearing division of Miller, Johnson & Kuehn, Inc. was renamed MJK Clearing. Stockwalk Group, Inc. is the holding company of MJSK, MJK Clearing, Stockwalk.com, MJK Capital Corporation and Stockwalk Investment Management, Inc., a registered investment advisor. MJSK, MJK Clearing and Stockwalk.com, are registered as broker-dealers with the SEC and are members of the NASD. Our common stock is listed on the NASDAQ NMS under the symbol “STOK.”

Our Industry

      The securities brokerage industry is undergoing dramatic change. Loosened restrictions on relationships between financial institutions and broker-dealers are leading to increased competition and consolidation in the industry. Consequently, the industry is seeing increased consolidation among firms as they strive to maintain a competitive advantage.

Products & Services

Full Service Brokerage Division – Miller Johnson Steichen Kinnard, Inc. “MJSK”

      Our full service brokerage business is comprised of R.J. Steichen, John G. Kinnard, and Miller, Johnson and Kuehn and includes retail brokerage, trading, investment banking and research services. The division offers services to clients in the following four areas:

•	investment advice for individuals and institutions;

•	financial advisory and underwriting services to governments and municipalities in the upper Midwest;

•	investment banking assistance to start-up and early stage regional companies; and

•	resale of bank and thrift certificates of deposit.

      At May 31, 2001, MJSK employed approximately 400 licensed sales representatives in 29 offices located in eight states.

      MJSK is a dealer in corporate equity and corporate and governmental fixed income securities and recognizes profits or losses on transactions in, or fluctuations in, the value of securities held in inventory. We have established internal guidelines, which are periodically reviewed, limiting the size and risk of inventories maintained. Additionally, MJSK presently serves as a market maker for approximately 297 NASDAQ companies. Many of these companies have been clients of our investment banking group or are covered by our research analysts. As a market maker we publish bid and ask prices for the securities in which we make markets. We publish prices on our inventory of taxable and non-taxable municipal bond issues and bid on municipal bond issues in the inter-dealer market.

      As a securities broker, MJSK acts as an agent in the purchase and sale of securities, options, commodities and futures contracts traded on various securities and commodities exchanges or in the over-the-counter market. MJSK charges a brokerage commission when acting as agent for the purchaser or seller of a security. If the security is listed on an exchange, the transaction is generally effected through a floor broker who is unaffiliated with MJSK. If the security is traded in the over-the-counter market, transactions are generally effected with a market maker in the security. In addition to the foregoing, MJSK earns commissions from transactions involving various other financial products.

      MJSK’s investment banking group consists of a total of 24 public finance and corporate finance professionals. The investment banking department generates income primarily from fees which are frequently based on the amount of capital raised, but may include equity participation through the receipt of warrants. The public finance division also includes an originations group and a fiscal advisory group. The originations group participates in underwriting activities while the fiscal advisory group provides independent advice to MJSK’s public sector clients. MJSK’s originations group concentrates primarily on revenue bond issues, many of which are conduit issues where a municipality lends its name to provide tax-exempt status to qualifying projects. Our underwriting areas include 501(c)(3) nonprofit healthcare projects, housing projects, industrial revenue bond projects and school facilities. MJSK’s fiscal advisory group advises municipalities on the structure and terms of bond financings, particularly general obligation bond issues, throughout the upper Mid-western United States.

      MJSK’s corporate finance group assists small and emerging companies, including start-ups, in raising capital from both public and private sources. The group focuses on companies in the upper Midwest. It provides financial advisory services, manages or co-manages public offerings of equity and debt, and arranges private placement of securities.

      MJSK also maintains a research department that provides analysis, investment recommendations and market information on small capitalization emerging growth companies. As of May 31, 2001, MJSK employed 9 research analysts covering approximately 100 companies. MJSK also supplements internal research with research products from independent organizations.

Clearing Division – MJK Clearing, Inc. “MJK Clearing”

      MJK Clearing is a self-clearing firm, providing transaction-clearing services for MJSK and Stockwalk.com clients, as well as for the clients of approximately 61 correspondent brokerage firms. As a clearing agent, we provide transaction execution, account maintenance and record keeping services for 164,200 customer accounts which generated 1,861,900 tickets in the year ended March 31, 2001. Securities Industries Software Corporation, a division of ADP, maintains our back office information system. MJK Clearing also contracts with other vendors to produce, batch and mail its confirmations and customer reports. MJK Clearing also extends credit to its customers as well as its correspondents customers. MJK Clearing’s correspondent brokerage firms are responsible to us for all transactions in their customer accounts. MJK Clearing also lends securities to and borrows securities from other firms and customers.

      MJK Clearing derives a significant portion of its revenue from interest income, the major portion of which relates to customer balances. We effect customers’ transactions on either a cash or margin basis. Purchases on a cash basis require full payment by the designated settlement date, generally the third business day following the transaction date, except in the case of options, which settle the day following the transaction. When a purchase is made on a margin basis, MJK Clearing extends credit to the customer for a portion of the purchase price. The amount of the loan is subject to margin regulations of the Federal Reserve Board and the internal policies of MJK Clearing, which are generally more stringent than applicable regulations. Interest is charged at a floating rate on amounts borrowed by customers to finance purchases on margin. The rate charged is dependent on federal interest rates generally, the average net debit balance in the customers’ accounts and the activity level in the accounts. As of March 31, 2001, our customers’ aggregate margin debt was approximately $403.3 million, secured by customer securities positions.

      Customers will at times accumulate credit balances in their accounts. Such balances result from payment of dividends, interest or principal on securities held for such customers, from funds received in connection with sales of a customer’s securities and from cash deposits made by customers pending investment. Pending investment of such funds or reimbursement upon the customer’s request, MJK Clearing pays interest on these credit balances. MJK Clearing uses available credit balances to lend funds to customers purchasing securities on margin. Excess customer credit balances are invested in short-term securities in accordance with applicable regulations and are segregated for the exclusive benefit of customers. MJK Clearing generates net interest income from the positive interest rate spread between the rate earned from margin lending and alternative short-term investments and the rate paid on customer credit balances.

      We borrow securities from, and lend securities to, other broker dealers to facilitate short sales and clearance and delivery of securities sold by customers if customers fail to deliver securities prior to settlement date. We also arrange securities lending transactions between brokers, utilizing available securities as collateral for short-term loans. When these stock loan transactions occur, the lending broker provides excess customer margin securities to the borrowing broker in return for a cash deposit. Both the lending and borrowing brokers mark the securities to market to maintain the ratio between the market value of the securities loaned and the cash collateral deposited. When the borrowing firm no longer needs the securities, they are returned to the lending broker, which returns the cash deposit, plus interest. When we engage in stock lending, we collect cash deposits from brokers and pay down higher interest bearing lines of credit.

Online Division – Stockwalk.com, Inc. “Stockwalk.com”

      We launched Stockwalk.com, our online division, in September 1999. Stockwalk.com offers a secure online brokerage service that provides order placement, portfolio tracking and related market information, news and other information to investors 24 hours a day, seven days a week, by means of the Internet and telephone.

      Most of Stockwalk.com’s customers are individuals with traditional retail accounts. A customer may open an account with a minimum of $1,000 but, from time-to-time, the minimum deposit and transaction fees have been reduced or waived for promotional purposes. Currently, Stockwalk.com charges a flat fee of $18.95 per non-broker assisted equity trade, up to 5,000 shares.

      The software applications for our website are proprietary to Stockwalk.com and are designed to efficiently interface with MJK Clearing’s system. Stockwalk.com has offices in Golden Valley, Minnesota and San Francisco, California.

Our Strategy

      We intend to return to profitability through further integration of the recent year acquisitions, attracting and retaining highly skilled brokers and new correspondent broker relationships, as well as expanding the products and services offered through our full service division.

Recent Developments

Acquisitions

R.J. Steichen & Company – August 1, 2000

      Steichen was a privately owned full-service investment brokerage firm that had been in continuous operations since 1929. Steichen had 282 full-time and 185 independent licensed sales representatives, and recorded total annual revenues of approximately $52.5 million. Steichen’s principal office was in Minneapolis, and it operated 11 additional offices in the Minneapolis-St. Paul metropolitan area, in addition to seven other branch offices. Pursuant to the terms of the agreement we issued an aggregate of 6,315,062 shares of unregistered common stock to the former Steichen shareholders in exchange for all of the issued and outstanding shares of Steichen’s capital stock. Additional material terms of the Steichen agreement are as follows:

•	Steichen’s former principal shareholder, Mr. John E. Feltl, withdrew approximately $22.0 million in cash from Steichen prior to closing, in the form of a dividend.

•	Mr. Feltl agreed to leave $3.0 million of capital in Steichen for a period of two years. At the end of the two-year period, he will have the option to be repaid the $3.6 million or to convert such amount into shares of the registrant’s common stock at a per share price equal to the lesser of 85% of the then-current fair market value of such stock or $10.00, but not less than $5.00 per share.

•	Mr. John E. Feltl also received a five-year warrant to purchase 300,000 additional shares of our common stock at $6.375 per share. This warrant does not contain cashless exercise provisions, but it does contain piggyback registration rights.

•	John E. and John C. Feltl were appointed to our Board of Directors.

Kinnard Investments, Inc. – September 8, 2000

      Kinnard was a publicly held holding company that provided financial products and services, primarily through its broker-dealer subsidiary, John G. Kinnard and Company, Incorporated (“JGK”). JGK was a member of the Chicago Stock Exchange and the NASD, and was a registered investment advisor under the Investment Advisors Act of 1940. Kinnard employed 111 registered representatives, had total revenues of approximately $62.1 million for the twelve months ended March 31, 2001 and was a market maker for approximately 175 equity securities.

      Pursuant to the terms of the Kinnard agreement, we issued an aggregate of 3,557,819 shares (the equivalent of .7676 shares of our common stock for each issued and outstanding share of Kinnard common stock) to the former shareholders of Kinnard, and paid to such shareholders an aggregate of $21,346,900 in cash ($6.00/share for each outstanding Kinnard share).

      We also paid to the former holders of Kinnard’s outstanding options and warrants to purchase common stock an aggregate of $4.1 million, which is the equivalent of $6.00 in cash plus the cash value of the stock that would have been issued had the option or warrant been exercised prior to the merger, less the per share exercise price of the option or warrant. In conjunction with the Kinnard acquisition, we also established a retention program to be used to retain various registrant and Kinnard employees. We recorded a liability of $3.5 million for anticipated retention bonuses and $2.0 million for a severance to the former Chief Executive Officer.

      On January 1, 2001 the full-service operations of the various firms were consolidated into Miller Johnson Steichen Kinnard, Inc. The remaining clearing operations of Miller Johnson & Kuehn, Inc. were renamed MJK Clearing, Inc.

Dispositions

      On February 26, 2001, BlueSuit, Inc. (“BlueSuit”), purchased all of the outstanding common stock of Online Brokerage Solutions, Inc. (“OBS”), formerly a wholly-owned subsidiary of ours, and certain assets used in OBS’s business. In connection with this transaction, we also entered into a Transition Services Agreement with BlueSuit, pursuant to which we obligated ourselves to perform certain IT-related and other transition services for BlueSuit for up to six months from the date of closing.

      We received $1,875,000 at closing, with an additional $200,000 being payable following the transition period. In addition, BlueSuit issued an aggregate of 300,000 shares, valued at $6.00 per share, of its restricted Series A Preferred Stock to us. Subject to our performance, BlueSuit is also obligated to issue 33,334 shares of restricted Series A Preferred Stock following the transition period. Finally, BlueSuit obligated itself to issue us an additional 83,333 shares of its restricted Series A Preferred Stock if OBS’ enters into a specified relationship within six months following the closing.

Competition

      We compete for investor funds with traditional brokerage firms and banks, insurance companies and mutual funds. Traditional brokerage firms rely on a network of internal or affiliated brokers to solicit customer accounts, provide investment advice to clients, and execute transactions on their clients’ behalf. Although there are many large national brokerage firms, such as Merrill Lynch, Morgan Stanley and Discover & Company with which we compete, we more frequently encounter the following firms in the normal course of competing for traditional brokerage account funds:

•	American Express Financial Advisors, Inc.;

•	AG Edwards & Sons, Inc.;

•	Dain Rauscher Incorporated; and

•	U S Bancorp Piper Jaffray, Inc.

      We also face several large competitors in the clearing business. Most of the competition for our clearing division business comes from the following companies:

•	Bear Stearns Securities Corp.;

•	Correspondent Service Corporation (Paine Webber);

•	Fiserv;

•	National Financial Services Corp.;

•	Pershing;

•	Southwest Securities, Inc.; and

•	U.S. Clearing Corp.

      All of these firms provide clearing services including the confirmation, receipt, settlement and delivery functions involved in securities transactions. Many of our clearing competitors are substantially larger than us and may be able to offer more favorable terms to their clearing customers.

      Representative competitors for online brokerage services include the following:

•	Ameritrade;

•	Charles Schwab & Co., Inc.;

•	DLJdirect Inc.; and

•	E*Trade Securities, Inc.

      We do not have the resources or market presence to compete directly with the major online brokerage firms.

Regulation

      The securities industry is subject to comprehensive regulation by federal and state governments, the various securities exchanges and self-regulatory bodies. The regulations cover all aspects of the securities business including sales methods, trade practices among broker-dealers, uses and safekeeping of customers’ funds and securities, capital levels of securities firms, record keeping and the conduct of employees. Violations of these rules and regulations can result in censure, fines, suspensions and loss of the right to do business. We have been in compliance with such rules and regulations in all material respects.

Uniform Net Capital Rule

      As broker-dealers and member firms of the NASD, MJSK, MJK Clearing and Stockwalk.com are subject to the Uniform Net Capital Rule (the “Rule”) promulgated by the SEC. The Rule is designed to measure the general financial integrity and liquidity of a broker-dealer and the minimum net capital deemed necessary to meet the broker-dealer’s continuing commitments to its customers. The Rule provides for two methods of computing net capital, MJSK and MJK Clearing have adopted what is generally referred to as the alternative method. Minimum net capital is defined under this method to be equal to 2% of customer debit balances. The NASD may also require a member organization to reduce its business if net capital is less than 5% of such aggregate debit items and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than 5% of such aggregate debit items. In computing net capital, various adjustments are made to exclude assets that are not readily convertible into cash and to provide a conservative valuation of other assets such as a company’s trading securities. Failure to maintain the required net capital may subject a firm to suspension or expulsion by the NASD, the SEC and other regulatory bodies and may ultimately require its liquidation. All three of our broker-dealer subsidiaries are in compliance with all net capital requirements.

Employees

      As of March 31, 2001, we had approximately 674 full-time employees and 166 independent contractors. All 166 independent contractors were MJSK stockbrokers. Of the employees, MJSK employed 420, MJK employed 111, Stockwalk.com employed 37 and Stockwalk Group employed 106. None of our employees are represented by a collective bargaining unit.

Item 2:  Properties

      Our principal executive offices and back office facilities are located at 5500 Wayzata Boulevard, Minneapolis, Minnesota 55416 where at March 31, 2001 we leased approximately 68,300 square feet of office space, expiring March 2004. Additionally we lease approximately 100,200 square feet in downtown Minneapolis at the former headquarters of R.J. Steichen and John G. Kinnard that have leases that expire in December 2002 and April 2004, respectively. We also have several leases for our regional branch offices, with month-to-month leases or term leases terminating as late as May 2007. We currently have more space available than needed, and efforts are being made to reduce our commitments in this regard.

Item 3:  Legal Proceedings

      Many aspects of our business involve substantial risks of liability, including exposure under federal and state securities laws in connection with the underwriting and distribution of securities. We do not presently maintain an errors and omissions insurance policy insuring us against these risks. In recent years, there has been an increasing incidence of litigation involving the securities industry, including class actions that generally seek rescission and substantial damages. Additionally, securities brokerage firms, including us, become parties to arbitrations brought by dissatisfied customers in the general course of business. At the present time, we are not a party to, nor is any property subject to, any pending legal proceedings, other than routine litigation or arbitration incidental to our business. We believe that we have good factual and legal defenses to pending proceedings, and we do not expect that losses related to any of these proceedings, in the aggregate, will be material.

Item 4:  Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2001.

PART II

Item 5:	Market for the Registrant’s Common Equity and Related Shareholder Matters.

      On October 5, 1999, the Company received approval for listing on the NASDAQ National Market. The table below sets forth the high and low prices of the Company’s common stock as reported by NASDAQ for the quarters indicated:

Fiscal					Fiscal
2001	First	Second	Third	Fourth	2000	First	Second	Third	Fourth

High	14 1/4	9 5/8	5 1/16	3 1/2	High	20	16 13/16	11 3/4	17 1/8

Low	7	3 3/4	1 5/8	1 3/8	Low	6 1/2	8 5/8	7 1/4	6 1/2

      At May 31, 2001, there were 30,672,711 shares of common stock outstanding held by 462 shareholders of record. The Company has not paid any cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future. In 2001, $3.2 million of unregistered subordinated notes converted into 1,284,000 shares of common stock at $2.50 per share.

Item 6:  Selected Financial Data.

      The following selected consolidated financial data for each of the five years ended March 31, 1997, through March 31, 2001, have been derived from the audited consolidated statements of MJK Holdings, Inc. for the years ended March 31, 1997, 1998 and 1999 and Stockwalk Group, Inc. for the fiscal years ended March 31, 2000 and 2001. The information should be read in conjunction with the financial statements and related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations. All numbers are in thousands except earnings per share.

	Fiscal Year Ended March 31,

	2001	2000	1999	1998	1997

Consolidated Statements of Operations Data

Revenues:

Trading profits	$26,599	$16,073	$15,063	$10,634	$9,856

Interest	47,704	20,988	15,410	13,507	9,150

Commissions	35,559	14,286	9,888	9,040	3,930

Investment banking	12,526	10,363	8,389	9,656	7,716

Clearing fees	6,338	5,248	3,105	1,902	785

Other Income	8,656	3,828	3,735	2,354	1,170

Total revenues	$137,382	$70,786	$55,590	$47,093	$32,607

Expenses

Employee compensation and benefits	$68,752	$33,868	$26,987	$25,950	$17,736

Clearing fees	4,334	2,999	2,890	1,475	750

Occupancy and equipment rental	9,895	4,830	3,285	3,381	1,965

Communication	15,778	7,999	5,251	3,938	2,298

Interest	38,213	16,331	11,806	11,027	7,427

Amortization of goodwill	3,740	246	108	108	27

Other expense	7,882	6,806	3,005	3,037	2,180

Total expenses	$148,594	$73,079	$53,332	$48,916	$32,383

Net income (loss) from continuing operations-pretax	(11,212)	(2,293)	2,258	(1,823)	224

Income tax expense (benefit)	(2,777)	(839)	985	(599)	34

Net income (loss) from continuing operations	(8,435)	(1,454)	1,273	(1,224)	190

Discontinued operations, Online Brokerage Solutions:

Operating loss, net of income taxes	(1,874)	(246)

Gain on sale, net of income taxes of $1.5 million	2,231	—	—	—	—

Net income (loss)	$(8,078)	$(1,700)	$1,273	$(1,224)	$190

Basic and diluted earnings per share	$(0.29)	$(0.09)	$0.08	$(0.08)	$0.01

Consolidated Statements of Financial Condition Data — In Thousands

Total Assets	$984,400	$538,875	$322,353	$272,616	$181,042

Total Debt	69,511	55,619	48,113	27,728	27,102

Total Shareholder’s Equity	80,921	24,652	7,011	1,358	2,583

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Factors that may affect future results

      Certain matters set forth in the following discussion, including management’s expectations regarding future growth, cash requirements and profitability, include forward-looking statements within the context of the Private Securities Litigation Reform Act of 1995. These statements involve certain risks and uncertainties that could cause actual results to differ materially from such statements. These potential risks and uncertainties include, among other factors, the volatile nature of financial markets and the securities industry, rapidly growing competition in the financial services industry, including the online security trading business, dependence on and competition for experienced personnel, successful implementation of our long-term strategy and federal and state regulatory and legislative changes. See also Exhibit 99.1 for additional risks related to our business.

Segments

      Our reportable segments are as follows: full-service brokerage, clearing brokerage, online brokerage and other. Underwriting results are combined with other full-service brokerage operations for managements’ review of internal financial statements. Results of underwriting operations are included in the full-service brokerage segment for each of the years presented.

Full-Service Brokerage

      Through our traditional full-service broker dealer, MJSK, we act as agents, principals and underwriters for customers seeking to complete securities transactions. We charge a brokerage commission when acting as an agent for our customers. We recognize income or loss on inventory sold to customers from inventory maintained for those securities in which we make a market. We also provide investment banking services to our clients by managing or co-managing public offerings of securities or by arranging private placements of securities with institutional or individual investors. Our corporate and public capital finance departments accept invitations to participate in competitive or negotiated underwritings managed by other investment banking firms and allocate our underwriting positions to our brokers, institutional clients and other broker dealers.

Clearing Brokerage

      MJK Clearing, Inc. serves as a clearing agent by providing transaction execution and settlement, account maintenance, including extension of credit, and record keeping services for our customers as well as customers of our correspondents and affiliates. We collect a clearing fee and charge interest on customer’s margin accounts and pay interest on cash in customer’s accounts. Additionally we borrow securities from, and lend securities to, other broker dealers and pay and earn interest on related cash collateral deposits.

Online Brokerage

      Through our Stockwalk.com, Inc. broker-dealer and our web-site www.stockwalk.com, we provide automated order placement, portfolio tracking and related market information, news and other information services 24 hours a day, seven days a week. This is done by means of the Internet and telephone, which allows our customers the ability to place orders for stock trades and other investment transactions, directly, and at a lower, more predictable transaction cost than traditional full-commission brokerage firms. Operating results from our discontinued private label online brokerage business have been excluded from each period.

Other/ Eliminations

      Other revenues and expenses consist of clearing and interest charges assessed to affiliates that are eliminated in consolidation.

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

      Information concerning operations in our segments of business is as follows:

	Fiscal Years Ended

	March 31	March 31	March 31
	2001	2000	1999

Revenue:

Full service brokerage	$84,263,900	$40,975,600	$36,310,400

Clearing brokerage	51,322,500	28,102,800	21,691,800

Online brokerage	4,643,200	2,533,100	—

Other/eliminations	(2,848,000)	(825,600)	(2,411,900)

Consolidated revenue	$137,381,600	$70,785,900	$55,590,300

Pretax income (loss):

Full service brokerage	(7,609,100)	(858,100)	212,700

Clearing brokerage	1,709,200	4,210,900	2,050,700

Online brokerage	(5,298,200)	(3,339,400)	—

Other/eliminations	(13,900)	(2,306,000)	(5,800)

Income (loss) from continuing operations — pretax:	$(11,212,000)	$(2,292,600)	$2,257,600

      Revenues from full-service brokerage increased $43.3 million or 105.6% from 2000 to 2001 and $4.7 million or 12.8% from 1999 to 2000. Revenues from R.J. Steichen, acquired August 1, 2000 and John G. Kinnard, acquired September 8, 2000 were approximately $41.3 million. Full-service brokerage expenditures increased $50 million or 119.6% from 2000 to 2001 and $5.7 million or 15.9% from 1999 to 2000. Expenditures directly related to the operations of Steichen and Kinnard were $43.1 million. In addition, retail expenditures increased due to administrative charges for legal, accounting, information technology and employee benefit plans, interest charges from larger equity trading inventories, and an increase in clearing costs due to higher transaction levels. We anticipate an increase in full-service brokerage revenues as investor confidence improves, underwriting opportunities arise, and we attract new brokers. We believe that one-time fees and non-recurring expenditures made in 2001 for professional fees and technological enhancements will decline in future periods. We have made and will continue to make cost saving strategic decisions related to the combination of the three firms that should have additional positive impacts on future full-service brokerage operations.

      The increase in clearing brokerage revenues and related expenditures is a result of our growth in introducing broker dealers for whom we clear trades and an increase in our stock borrow/lending operations.

      The number of introducing brokers increased from 31 at March 31, 1999 to 50 at March 31, 2000 and 61 at March 31, 2001. These new relationships produced new customer accounts, resulting in an increase in trades processed and interest earning margin balances.

      Interest income earned on customer margin accounts increased from $10.1 million to $11.1 million to $27 million as the average customer margin balances increased from $133.6 million to $147.8 million to $314.8 million in the respective years ended March 31, 1999, 2000 and 2001. The current year increase in customer margin accounts includes aggregate margin balances of $40 million held by J.G. Kinnard customers now held at MJK Clearing. Interest expense incurred on customer cash accounts increased from $7.7 million to $9.3 million to $16.7 million as the average customer cash balances increased from $189.5 to $219.3 million to $314.4 million in the respective years ended March 31, 1999, 2000 and 2001.

      Clearing fee transaction revenues increased from $3.1 million in 1999 to $5.2 million in 2000 to $6.3 million in 2001 as the volume of trades processed increased from 504,700 to 916,900 to 1,861,900 during the same timeframe. Data processing costs incurred to process the customer trades increased from $2.7 million in 1999 to $4.1 million in 2000 to $7.8 million in 2001. Compensation expenditures increased $2 million in 2001 due to an increase in personnel required to handle the additional correspondent relationships and increase in trading volume. The clearing brokerage operations also incurred a $2.5 million increase in technology expenditures to improve correspondent services and improve interfaces with its online operations in 2001.

      We anticipate forming new correspondent relationships and recognizing modest increases in our clearing business mitigated by lower interest rates charged to and earned from customer balances. We anticipate that data processing costs will remain relatively constant due to favorable vender volume pricing.

      Interest income earned on stock borrowed from broker dealers increased from $631,800 to $4.2 million to $15.5 million in the respective years ended March 31, 1999, 2000 and 2001, due to growth in stock borrowed balances and related cash collateral. Interest expense incurred on stock loaned to broker dealers increased from $256,300 to $3.6 million to $15.5 million in the respective years ended March 31, 1999, 2000 and 2001, due to growth in the stock loaned balances and related cash deposits received. We anticipate more moderate levels of growth in the next few years in our stock lending operations.

      Our online brokerage business trading fee revenues were $4.6 million, an increase of 2.1 million or 83.3% from the prior year. Our online brokerage expenditures increased $4.1 million or 69.3% from the prior year. The significant increases were the result of having an entire year of operations recorded in 2001, as we launched our website in September 1999 and grew our customer base through the acquisition of Arnold Securities,

Inc. and M-One Securities, Inc. in October and November 1999. The 2000 results include expenditures to enhance and roll out new version of our website.

      The $2.3 million loss from other operations in the year ended March 31, 2000 is related to compensation for administrative personnel, legal and accounting services and other incremental expenditures associated with being a public company and developmental costs of our technological infrastructure that were not allocated to the other segments of our business. For the year ended March 31, 2001, similar charges were equitably allocated to the respective segments.

Liquidity and Capital Resources

      Our assets consist primarily of cash and assets readily convertible into cash. Security inventories are stated at market value and are generally readily marketable. Customer margin loans are collateralized by securities and have floating interest rates. Other receivables and payables arising from transactions with customers and other brokers and dealers usually settle transactions within three days following the date of transaction. Fluctuations in the customer margin and cash balances result in changes in the amount of segregated cash required by SEC brokerage rules and regulations. Operations are financed by equity capital, bank lines of credit, stock lending, proceeds from sales of securities and non-interest bearing liabilities. Due to the liquid nature of our balance sheet, the fluctuations in cash flows from financing activities are directly related to operating activities.

      The $53.9 million of cash provided by operating activities was a result of a $114.4 million increase in payables to other broker-dealers excluding balances obtained from Steichen and Kinnard, a $17.1 million decline in reserve account requirements and a $9.1 million reduction in the combined entity fixed income securities, offset by the financing of a $90.3 million increase in customer margin accounts.

      Our investing activities used $35.8 million of cash in the year ended March 31, 2001 as a result of the acquisitions of certain assets of R.J. Steichen and Company and John G. Kinnard, Inc. in addition to the purchase of furniture and equipment. We funded these acquisitions primarily through the issuance of notes payable and common stock.

      Our financing activities provided cash of $8.7 million in the year ended March 31, 2001, primarily resulting from the net proceeds from the sale of convertible notes of $19.6 million offset by $3.1 million payments on other notes and a net reduction in short term borrowings of approximately $8.0 million. The increase in short-term borrowings at March 31, 1999 and subsequent decline in March of 2000 and 2001 is the result of fluctuating operating balances at each respective year-end.

      At March 31, 2001, we had approximately $95 million in committed credit agreements, of which $12.9 million was utilized. The extended credit was collateralized with approximately $8.5 million of firm-owned securities and cash and approximately $8.3 million was collateralized by customer securities collateralizing liabilities subordinated to claims of general creditors.

      We believe that our current cash position, cash generated from future operations, availability of line of credit borrowings, security lending availability, additional capacity for subordinated debt, and sale of securities will be adequate to meet our current obligations and operating needs.

Item 7A:  Quantitative and Qualitative Disclosures About Market Risk.

      Our primary market risk exposure is the impact that equity market pricing and interest rate fluctuations may have on the value of financial securities we own and hold for proprietary trading. We manage this risk exposure through a process of internal controls and management review. Position limits for trading and investments are established and monitored on an on-going basis. The trading inventory is turned over frequently throughout the year.

      Our equity price risk results from the risk of loss from price movements, volatility or liquidity over which we have no control. Our corporate equity holdings, trading securities and investments, increased from long positions of $3.5 million at March 31, 2000 to $6.7 million at March 31, 2001. The potential loss in fair value, using a hypothetical 25% decline in equity prices on the March 31, 2001 holdings, is estimated to be $1.7 million. A 25% hypothetical decline was used to represent a significant yet plausible market change.

      Our primary exposure to interest rate risk arises from our interest earning fixed income securities held primarily for deposits at clearing organizations and for SEC reserve requirements. We mitigate this risk by holding high-grade government obligations with short-term maturities.

Item 8:  Financial Statements And Supplementary Data

Stockwalk Group, Inc.

Index to Financial Statements

Consolidated Statements of Financial Condition	Page 17

Consolidated Statements of Operations	Page 18

Consolidated Statements of Shareholders’ Equity	Page 19

Consolidated Statements of Cash Flows	Page 20

Consolidated Notes to Financial Statements	Page 21

Report of Independent Auditors	Page 35

Parent Company Statements of Financial Condition	Page 40

Parent Company Statements of Operations	Page 41

Parent Company Statements of Cash Flows	Page 42

Parent Company Notes to Financial Statements	Page 43

Stockwalk Group, Inc.

Consolidated Statements of Financial Condition

	March 31,

	2001	2000

Assets

Cash	$32,398,800	$5,533,500

Cash and investments — segregated	65,928,300	83,009,400

Receivables from customers	403,288,100	216,216,100

Receivables from brokers and dealers	339,953,600	160,230,300

Deposits at clearing organizations	23,651,100	26,234,900

Trading securities owned, at market	9,176,500	8,320,100

Secured demand notes receivable	18,025,000	18,575,000

Goodwill, less accumulated amortization of $4,229,100 and $489,400	67,657,600	10,284,900

Other assets	24,320,900	10,471,100

Total Assets	$984,399,900	$538,875,300

Liabilities

Short-term borrowings	$25,541,000	$29,500,000

Payables to customers	360,852,800	280,364,200

Payables to brokers and dealers	443,935,800	160,153,400

Trading securities sold but not yet purchased, at market	1,963,400	1,339,000

Notes payable	25,944,800	7,544,400

Liabilities subordinated to claims of general creditors	18,025,000	18,575,000

Other liabilities	27,216,400	16,747,000

Total Liabilities	$903,479,200	$514,223,000

Shareholders’ Equity
Common stock, 2001 — $.04 par value; 2000 — $.04 par value
Authorized shares: 50,000,000

Issued and outstanding 2001 — 32,775,071; 2000 — 21,575,313	$1,311,000	$863,000

Additional paid-in capital	89,338,800	25,440,900

Retained deficit	(9,729,100)	(1,651,600)

Total Shareholders’ Equity	$80,920,700	$24,652,300

Total Liabilities & Shareholders’ Equity	$984,399,900	$538,875,300

See accompanying notes to the consolidated financial statements.

Stockwalk Group, Inc.

Consolidated Statements of Operations

	Fiscal Years Ended March 31,

	2001	2000	1999

Revenues

Trading profits	$26,598,500	$16,073,000	$15,063,100

Interest	47,704,000	20,988,500	15,410,200

Commissions	35,558,600	14,286,000	9,888,200

Investment banking	12,526,000	10,362,900	8,388,900

Clearing fees	6,338,500	5,247,600	3,105,400

Other income	8,656,000	3,827,900	3,734,500

Total revenues	$137,381,600	$70,785,900	$55,590,300

Expenses

Compensation	$68,751,600	$33,868,200	$26,986,900

Clearing fees	4,334,000	2,998,500	2,890,100

Occupancy	9,895,200	4,829,900	3,285,100

Communication	15,778,200	7,998,800	5,251,400

Interest	38,213,300	16,331,400	11,805,900

Amortization of goodwill	3,739,700	245,800	108,200

Other expense	7,881,600	6,805,900	3,005,100

Total expenses	$148,593,600	$73,078,500	$53,332,700

Income (loss) from continuing operations pretax	(11,212,000)	(2,292,600)	2,257,600

Income tax expense (benefit)	(2,777,000)	(838,800)	985,000

Net income (loss) from continuing operations	$(8,435,000)	$(1,453,800)	$1,272,600

Discontinued operations, Online Brokerage Solutions:

Operating loss, net of income taxes	$(1,873,500)	$(246,100)	$—

Gain on sale, net of income taxes of $1.5 million	2,231,000	—	—

Net income (loss)	$(8,077,500)	$(1,699,900)	$1,272,600

Net income (loss) per common share:

Basic and diluted	$(0.29)	$(0.09)	$0.08

Weighted average shares outstanding:

Basic	27,969,900	18,849,200	15,848,500

Diluted	28,005,900	18,998,400	15,848,500

See accompanying notes to the consolidated financial statements.

Stockwalk Group, Inc.

Consolidated Statements of Shareholders’ Equity

Fiscal Years Ended March 31, 2001, 2000 and 1999

		Common Stock		Additional	Retained
	Preferred			Paid in	Earnings
	Stock	Shares	Amount	Capital	(Deficit)	Total

Balance, March 31, 1998	—	4,255,971	$42,600	$2,540,000	$(1,224,300)	$1,358,300

Issuance of preferred stock	4,380,300					4,380,300

Net income					1,272,600	1,272,600

Balance, March 31, 1999	$4,380,300	4,255,971	$42,600	$2,540,000	$48,300	$7,011,200

Issuance of preferred stock	101,800					101,800

Recapitalization in connection with merger of NM Holdings	(4,482,100)	14,959,670	726,000	6,380,100		2,624,000

Exercise of options and warrants		63,875	2,600	165,200		167,800

Issued in connection with private placements		2,239,500	89,600	15,910,600	—	16,000,200

Issued in connection with acquisition of Arnold Securities		10,000	400	71,900	—	72,300

Issued in connection with acquisition of M-One Securities		40,000	1,600	318,400	—	320,000

Issued in connection with marketing agreement		6,297	200	54,700	—	54,900

Net loss					(1,699,900)	(1,699,900)

Balance, March 31, 2000	$—	21,575,313	$863,000	$25,440,900	$(1,651,600)	$24,652,300

Exercise of options and warrants		42,477	1,700	218,800		220,500

Issued in connection with acquisition of R.J Steichen		6,315,062	252,600	39,314,900		39,567,500

Issued in connection with acquisition of J.G. Kinnard		3,557,819	142,300	21,204,600		21,346,900

Conversion of subordinated notes		1,284,400	51,400	3,159,600		3,211,000

Net loss					(8,077,500)	(8,077,500)

Balance, March 31, 2001	$—	$32,775,071	$1,311,000	$89,338,800	$(9,729,100)	$80,920,700

See accompanying notes to the consolidated financial statements.

Stockwalk Group, Inc.

Consolidated Statements of Cash Flows

	Fiscal Years Ended March 31,

	2001	2000	1999

Operating Activities

Net income (loss)	$(8,077,500)	$(1,699,900)	$1,272,600

Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:

Depreciation and amortization	5,491,500	946,600	1,013,900

Changes in assets and liabilities:

Cash and investments segregated	17,081,100	(9,878,900)	22,515,600

Customer receivables and payables	(90,307,600)	745,100	11,199,000

Broker and dealer receivables and payables	114,429,000	16,909,800	(47,410,100)

Deposits at clearing organizations	2,809,900	(17,742,700)	(7,689,300)

Trading securities	9,070,200	1,481,000	(9,168,700)

Other assets and liabilities	3,489,000	3,113,500	3,264,000

Net cash provided by (used for) operating activities	$53,985,600	$(6,125,500)	$(25,003,000)

Investing activities

Acquisition of certain assets of broker dealers and license agreements	$(30,793,200)	$(9,150,500)	$—

Purchase of equipment and office furniture, net	(5,053,700)	(338,500)	(645,100)

Net cash used for investing activities	$(35,846,900)	$(9,489,000)	$(645,100)

Financing activities

Increase (decrease) in short-term borrowings	(7,959,000)	(4,400,000)	21,900,000

Issuance of notes payable	19,578,400	4,667,400	—

Payments on notes payable	(3,113,300)	(1,661,100)	(714,400)

Issuance of preferred stock	—	101,800	4,380,300

Issuance of common stock	220,500	19,239,200	—

Net cash provided by financing activities	$8,726,600	$17,947,300	$25,565,900

Net increase (decrease) in cash	26,865,300	2,332,800	(82,200)

Cash at beginning of period	5,533,500	3,200,700	3,282,900

Cash at end of period	$32,398,800	$5,533,500	$3,200,700

Supplemental disclosure of cash flow information

Cash paid during the year for:

Interest	$37,009,000	$15,333,500	$11,297,200

Income taxes	$—	$798,600	$(373,400)

See accompanying notes to the consolidated financial statements.

Stockwalk Group, Inc.

Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

Description of Business

      Our history began in 1980 with the incorporation of Miller Securities, Inc., a specialized municipal bond firm. Miller Securities eventually broadened its business to include a variety of financial services, including securities clearing, and changed its name to Miller, Johnson & Kuehn, Incorporated (“MJK”). MJK Holdings, Inc. (“MJKH”) was formed in June 1997 as a holding company for MJK and MJK’s clearing division. On July 7, 1999, then privately owned MJKH and publicly held NM Holdings, Inc. completed a merger whereby MJKH became a wholly owned subsidiary of NM Holdings, Inc. The surviving entity is now known as Stockwalk Group, Inc. Stockwalk Group, Inc. acquired R.J. Steichen & Company in August 2000 and John G. Kinnard in September 2000. These two firms were merged along with the full service brokerage business of MJK into Miller Johnson Steichen Kinnard, Inc. (“MJSK”) in January 2001. Stockwalk Group, Inc. is the ultimate holding company of MJSK, MJK Clearing, Stockwalk.com, MJK Capital Corporation, and Stockwalk Investment Management. MJSK, MJK Clearing and Stockwalk.com are registered as broker-dealers with the SEC and are members of the NASD and SIPC. Our stock trades on the NASDAQ under the ticker symbol “STOK.”

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

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition and Securities Transactions

      Purchases and sales of securities are recorded on a settlement date basis, which is generally the third business day following the transaction date. The impact of unsettled transactions on trading securities owned, trading securities sold but not yet purchased, and commission income, net of related expenses, is not material.

Valuation of Financial Instruments

      Trading securities owned and trading securities sold but not yet purchased are carried at fair value. The fair values of the financial instruments are generally based on listed market prices. If listed market prices are not available, fair value is based on other relevant factors, including dealer price quotations.

Stockwalk Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

1.  Summary of Significant Accounting Policies (continued)

Goodwill

      Excess of cost over fair value of net assets acquired (“goodwill”) is amortized using the straight-line method over periods not exceeding 20 years and is evaluated periodically for impairment, based on the present value of anticipated future cash flows.

Customer Receivables, Payables and Securities

      Receivables from and payables to customers arise from cash and margin transactions executed on behalf of our customers. Receivables are generally collateralized by securities with market values in excess of the amounts due. It is our policy to monitor the market value of the collateral and request additional collateral when required. Such collateral is not reflected in the accompanying consolidated financial statements.

      We are required to maintain possession or control, as defined, of all fully paid securities and excess margin securities of customers. To the extent such control cannot be obtained from various counter parties, we may have to purchase or sell securities at prevailing market rates to obtain such possession or control.

      We charge interest on our customer margin accounts and pay interest on customers’ free credit balances based on prevailing market rates. We recorded interest revenue of approximately $26.2 million, $11.1 million and $10.1 million on customer margin accounts in the fiscal years ended March 31, 2001, 2000, and 1999, respectively, and interest expense of approximately $16.4 million, $9.3 million and $7.7 million in the same periods.

Reverse Repurchase Agreements

      Securities purchased under agreements to resell (reverse repurchase agreements) are recorded at the contract amount at which the securities will be subsequently resold plus accrued interest. These financial instruments are collateralized by U.S. government securities. It is our policy to take possession of securities purchased under agreements to resell.

Cash and Cash Equivalents

      We consider all highly liquid investments, including short-term government securities, with a maturity of three months or less when purchased to be cash equivalents.

      Cash and investments segregated consist of funds segregated in special reserve bank accounts for the benefit of customers under rule 15c3-3 of the Securities and Exchange Commission. The cash and cash equivalents segregated in special reserve bank accounts included $57.2 million and $17.1 million of short-term government securities at March 31, 2001 and 2000 respectively.

Stockwalk Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

1.  Summary of Significant Accounting Policies (continued)

Income Taxes

      Deferred income taxes are recorded to reflect the tax consequences of differences between the tax and financial reporting basis of assets and liabilities.

Principles of Consolidation

      The consolidated financial statements include the accounts of Stockwalk Group, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. We do not present a statement of comprehensive income, as there are no items.

Segment Reporting

      Intersegment transactions are measured on the same basis as if the transactions occurred with external customers. In reviewing the segment operating results, our operating decision-makers do not distinguish between intersegment transactions and external customer transactions. Intersegment revenue is eliminated to reconcile total segment revenue to consolidated revenue. Income tax expense or benefit is not allocated to our operating segments. We do not provide balance sheet data for segment reporting, as this data is not measured for our operating segments.

      Information concerning operations in our segments of business is detailed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Advertising Expenditures

      Our advertising costs of $762,000 and $1.5 million in fiscal 2001 and 2000, respectively, have been expensed as incurred. No significant advertising expenses were incurred in fiscal 1999.

Investment Banking

      Investment banking revenues include gains, losses and fees arising from securities offerings in which we act as an underwriter or agent. Investment banking management fees are recorded on offering date, sales concessions on settlement date, and underwriting fees at the time the underwriting is completed and the income is reasonably determinable.

2.  Accounting changes

      SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for financial statements for periods beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivative instruments as either assets or liabilities in the

Stockwalk Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

2.  Accounting Changes (continued)

statement of financial position and measure those instruments at fair value. The adoption of SFAS No. 133 did not have a material impact on our financial results.

3.  Broker-Dealer Receivables and Payables

      Broker-dealer receivables and payables at March 31 consisted of the following:

	2001	2000

Securities borrowed	$325,709,700	$148,564,800

Securities failed-to-deliver	3,917,400	6,608,200

Receivable from introducing broker	5,591,500	2,632,200

Other	4,735,000	2,425,100

Total receivables	$339,953,600	$160,230,300

Securities loaned	$424,966,200	$147,089,600

Securities failed-to-receive	7,774,200	5,605,300

Payable to introducing broker	11,195,400	4,347,900

Payable to clearing broker	—	3,110,600

Total payables	$443,935,800	$160,153,400

      Broker-dealer receivables and payables arise from securities transactions executed for our customers. The receivables are generally collected within 30 days and collateralized by securities in physical possession, on deposit or receivable from customers or other brokers-dealers.

      Broker-dealer payables represent amounts due upon the receipt of securities. Should the broker-dealer fail to deliver the securities to us, we may be required to purchase identical securities on the open market. The market value of such securities at March 31, 2001 and 2000 approximates the amount owed.

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

Stockwalk Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

4.  Trading Securities (continued)

securities can fluctuate significantly, with the resulting valuation changes being reported as net gains or losses. Trading securities at March 31, consisted of the following:

	2001	2000

Trading securities owned, at market

Corporate equities	$3,962,000	$2,346,200

State and municipal obligations	2,656,000	4,372,900

U.S. Government obligations	1,583,700	938,900

Corporate obligations	974,800	662,100

	$9,176,500	$8,320,100

      Our trading securities sold but not yet purchased represent our obligations to deliver a specified security at the contracted price and thereby create a liability to purchase the security in the market at prevailing prices. Accordingly, these transactions result in off-balance-sheet market risk as the ultimate obligations to satisfy the sale of securities sold but not yet purchased may exceed the amount recorded in the Consolidated Statements of Financial Condition at March 31, 2001 and 2000. Trading securities sold but not yet purchased at March 31, consisted of the following:

	2001	2000

Trading securities sold but not yet purchased, at market

Corporate equities	$499,300	$688,600

State and municipal obligations	1,144,100	370,100

U.S. government obligations	42,700	156,100

Corporate obligations	277,300	124,200

	$1,963,400	$1,339,000

5.  Organizational Changes

Acquisitions

      On August 1, 2000, we completed our merger agreement with R.J. Steichen & Company. The former shareholders of Steichen received $17.5 million in cash and 6,315,062 shares of our common stock and five-year warrants to purchase 300,000 shares of our common stock exercisable at $6.375 per share.

      On September 8, 2000, we completed the merger with Kinnard Investments, Inc. In this transaction, we issued an aggregate of 3,557,819 registered shares (the equivalent of .7676 shares of the registrant’s common stock) of our common stock, to the former shareholders of Kinnard. We also paid to such shareholders an aggregate of $27.8 million in cash (6.00/ share for each outstanding Kinnard share). Pursuant to the terms of the Kinnard merger, we also paid $4.1 million to the former holders of Kinnard’s outstanding options and warrants.

      The acquisitions of Steichen and Kinnard were accounted for under the purchase method of accounting, and accordingly, the respective purchase prices were allocated to

Stockwalk Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

5.  Organizational Changes (continued)

assets acquired and liabilities assumed based on their fair market values at the dates of acquisition. The excess of the purchase price over the fair market value of the net assets acquired, $39.8 and $21.8 million respectively, was recorded as goodwill and will be amortized over 20 years. The results of operations of the two entities have been included in the Consolidated Statements of Operations since the dates of acquisition.

      The following Pro Forma operating results assume that the acquisitions had occurred at the beginning of each period presented. In addition to combining the historical results of operations, the Pro Forma results include adjustments for the estimated effect of purchase accounting for the years ended March 31:

	2001	2000	1999

	(in thousands except
	per share data)

Total revenues	$175,925	$185,381	$134,458

Net income (loss)	(6,898)	3,542	(2,019)

Basic and diluted income (loss) per common share	(0.22)	0.12	(0.08)

Dispositions

      On February 26, 2001, BlueSuit, Inc. (“BlueSuit”), purchased all of the outstanding common stock of Online Brokerage Solutions, Inc. (“OBS”), formerly a wholly-owned subsidiary of ours, and certain assets used in OBS’s business. In connection with this transaction, we also entered into a Transition Services Agreement with BlueSuit, pursuant to which we obligated ourselves to perform certain IT-related and other transition services for BlueSuit for up to six months from the date of closing.

      We received $1,875,000 at closing, with an additional $200,000 being payable following the transition period. In addition, BlueSuit issued an aggregate of 300,000 shares, valued at $6.00 per share, of its restricted Series A Preferred Shares to us. Subject to our performance, BlueSuit is also obligated to issue 33,334 shares of restricted Series A Preferred Stock following the transition period. Finally, BlueSuit obligated itself to issue us an additional 83,333 shares of its restricted Series A Preferred Stock if OBS’ enters into a specified relationship within six months following the closing.

      Basic and diluted per share results of Online Brokerage Solutions for the years ended March 31, were as follows:

	2001	2000	1999

Operating losses, net of income taxes	(0.07)	(0.01)	—

Gain on sale, net of income taxes	0.08	—	—

Stockwalk Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

6.  Financing Arrangements

Short term borrowings

      We had discretionary lines of credit totaling $95 million at March 31, 2001 and $70 million at March 31, 2000 which are secured by firm-owned securities, customer securities collateralizing liabilities subordinated to claims of general creditors and unpaid customer securities. These lines are payable on demand. Borrowings on the lines bear interest at various rates over the banks’ cost of funds; such rates generally vary daily. The weighted average interest rates on the lines were 6.42%, 7.55% and 6.48% on March 31, 2001, 2000, and 1999 respectively. The March 31, 2001 balance outstanding of $12.9 million was collateralized by approximately $8.5 million of firm owned securities and cash, and $8.3 million of customer securities collateralizing liabilities subordinated to claims of general creditors. The March 31, 2000 balance outstanding of $29.5 million was collateralized by approximately $20.9 million of firm owned securities and cash, and $14.2 million of customer securities collateralizing liabilities subordinated to claims of general creditors. The lines of credit require us to comply with certain financial debt covenants.

      At March 31, 2001 we had $12.7 million of short-term commercial paper outstanding with yields of approximately 8% maturing between 30 and 270 days from the date of issuance.

Notes Payable

      In August 2000, we completed an offering for $21.5 of 10% convertible subordinated bonds due in 2005. During the fourth quarter 2001, $3.2 million of the subordinated bonds had converted into 1,284,400 shares of common stock at $2.50 per share.

      At March 31, 2001, we had a note payable of $2.4 million. The note bears an interest rate of the bank’s reference rate unless our investment account at the bank is less than the principal balance of the note. If our investment account balance at the bank is less than the principal balance of the note, the note bears an interest rate of the bank’s reference rate plus one-half of one percent. The interest rate on the note at March 31, 2001 was 7.5%. The note matures in installments through March 2005.

      We also had various notes payable at March 31, 2001 and 2000 of $5.2 million and $4.5 million, respectively, which were secured by certain assets. Borrowings bear interest at either a fixed rate or various rates over the bank’s cost of funds; such rates generally vary daily. The interest rates ranged from 5.25% to 10.16% as of March 31, 2001 and 2000. Notes payable at March 31, 2001 mature as follows:

Fiscal year ended March 31:

2002	$1,667,800

2003	4,419,400

2004	962,600

2005	18,895,000

$25,944,800

Stockwalk Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

6.  Financing Arrangements (continued)

Liabilities subordinated to claims of general creditors

      We had liabilities subordinated to claims of general creditors at March 31, 2001 representing 70 secured demand notes receivable, which are collateralized by securities with market values in excess of their respective face amounts. The notes bear interest at 5%-6% and mature as follows:

Year ended March 31:

2002	$17,125,000

2003	900,000

$18,025,000

7.  Shareholders’ Equity

Computation of weighted average number of shares outstanding

      We calculate earnings per share in accordance with FASB Statement No. 128 by dividing net income by the weighted average number of shares of common stock outstanding to arrive at the basic earnings per common share. We calculate diluted earnings per share by diving net income by the weighted average number of shares of common stock and dilutive stock equivalents from the exercise of stock options and warrants using the treasury stock method. Dilutive stock equivalents are options and warrants that have an exercise price less than the average market price of our common stock, for the respective periods.

	Fiscal Years Ended March 31,

	2001	2000	1999

Weighted average shares outstanding — Basic	27,969,900	18,849,200	15,848,500

Dilutive effect of stock options and warrants after application of the treasury stock method	36,000	149,200	—

Weighted average shares outstanding — Diluted	28,005,900	18,998,400	15,848,500

Stock Option Plan

      The 1995 Plan adopted by NM Holdings, Inc. provided for a maximum of 200,000 shares of authorized common stock issuable upon exercise of options or other awards granted or issued under the 1995 Plan. Following the merger, the Plan was amended in July 1999 and December 2000, changing the maximum number of shares of authorized common stock issuable upon exercise of options or other awards granted or issued under the 1995 Plan to 3.0 million. The 1996 Non-Employee Director stock option plan provides for a maximum of up to 25,000 shares of common stock be served for the granting of options. The Plan was amended in December 2000, changing the maximum number of shares of common stock issuable to 500,000 shares.

Stockwalk Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

7.  Shareholders’ Equity (continued)

      Stock options granted, exercised and forfeited under the plans are as follows:

	Shares Available	Number	Weighted Average
	for Grant	of Shares	Exercise Price

Outstanding at March 31, 1998	56,937	166,063	$8.52

Granted	(125,000)	125,000	1.17

Exercised	—	(89,625)	1.81

Forfeited	87,500	(87,500)	8.85

Outstanding at March 31, 1999	19,437	113,938	$5.16

Granted	(969,050)	969,050	9.02

Exercised	—	(60,125)	2.41

Forfeited	400	(400)	10.84

Increase in authorized shares	1,300,000

Outstanding at March 31, 2000	350,787	1,022,463	$9.01

Granted	(565,800)	565,800	6.55

Exercised	—	(1,875)	0.625

Forfeited	363,763	(363,763)	9.18

Increase in authorized shares	1,975,000

Outstanding at March 31, 2001	2,123,750	1,222,625	$7.86

      Options available for future years as of March 31, 2001 are exercisable as follows:

	Options Outstanding			Options Exercisable

		Weighted Average
		Remaining
Range of	Number	Contractual Life	Average	Number	Average
Exercise Price	Outstanding	(Years)	Exercise	Exercise	Exercise

$ 1.19 — 4.00	149,000	4.92	$2.57	87,500	$2.04
5.00 — 6.80	225,925	8.05	6.23	96,585	6.57
7.00 — 9.76	486,950	7.14	7.68	190,530	7.51
10.75 — 14.00	360,750	7.45	11.30	136,484	11.68

	1,222,625			511,099

Warrants

      In conjunction with various debt and equity financing activities, we have granted warrants to acquire common stock at exercise prices ranging between $3.50 and $16.80.

      At March 31, 2001 warrants to purchase 734,320 shares were outstanding at weighted average exercise price of $8.37 per share. All warrants are vested and expire between October 2001 and August 2004.

Stockwalk Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

7.  Shareholders’ Equity (continued)

Convertible Notes

      At March 31, 2001 we had $18,295,000 of convertible subordinated notes outstanding. The notes mature in September 2005 and are convertible into shares of our common stock at an exchange rate of $9.00 per share.

Supplemental Disclosures for Stock-Based Compensation

      We account for the above plans under APB Opinion No. 25, and accordingly no compensation expense relating to the granting of options has been recognized in the Consolidated Statements of Operations. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (SFS 123), our pro-forma net income and net income per common share diluted would have been adjusted to the following proforma amounts:

	Fiscal Years Ended March 31,

	2001	2000	1999

Net income (loss):

As Reported	$(8,077,500)	$(1,699,900)	$1,272,600

Pro Forma	(9,383,700)	(2,523,800)	1,268,600

Basic and diluted earnings per share:

As Reported	$(0.29)	$(0.09)	$0.08

Pro Forma	$(0.34)	$(0.14)	$0.08

      The fair value of each option granted subsequent to January 1, 1995 in accordance with SFAS No. 123 was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rates of 4.50% to 6.31% in 2001, 5.67% to 6.77% in 2000 and 4.56% to 6.33% in 1999; expected life of 3 to 10 years for 2001, 5 to 10 years for 2000 and 2.5 to 5 years for 1999; expected volatility of 73.7% to 110.5% in 2001, 113.32% to 159.75% in 2000 and 43.95% to 57.36% in 1999.

Stock Purchase Plan

      The 2000 Employee Stock Purchase Plan adopted in December 2000 provides for a maximum of 1,000,000 shares issuable to employees whose employment is at least 20 hours per week. The Plan operates in quarterly phases, in which employees elect to withhold up to 15% of their gross earnings to purchase stock at the end of the phase. Each employee is limited to $6,250 per quarterly phase. The stock purchase price is 85% of the fair market value of such common stock on the commencement date or termination date of the phase, whichever is lower. The Company did not issue any shares under the plan in the year ended March 31, 2001. At March 31, 2001, contributions have been received for the issuance of 72,410 shares.

Stockwalk Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

8.  Net Capital Requirements and Dividend Restrictions

      Our three broker dealers are subject to the Securities and Exchange Commission’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. MJSK and MJK Clearing’s have elected to use the alternative method permitted by Rule 15c3-1 which requires that they maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions, as defined. At March 31, 2001, MJSK and MJK Clearing’s net capital were $9.0 million and $21.4 million representing 9.0% and 7.1% of aggregate debit balances and $7.0 million and $15.4 million in excess of required net capital, respectively. The net capital rule also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debits. Stockwalk.com Inc. required a minimum of $50,000 net capital. At March 31, 2001, Stockwalk.com, Inc. had net capital of $787,600.

9.  Employee Benefit Plans

      We have a qualified profit-sharing plan and a 401(k) plan, which cover all employees who are at least 21 years old. Employees may contribute up to 15% of their compensation to the 401(k) plan. Employer contributions are made to the profit sharing plan at the discretion of our Board of Directors. We did not contribute to the profit-sharing plan in fiscal 2000. We contributed $955,800 in fiscal 2001 and $100,000 in fiscal 1999.

10.  Commitments and Contingencies

      We are obligated for the rental of office space, automobiles, and equipment under noncancelable operating leases which expire at various date from 2002 to 2005. The office leases include escalation clauses for increases in taxes and operating expenses of the leased premises. Minimum annual rental payments under noncancelable leases in effect at March 31, 2001 are as follows:

Fiscal Year Ended March 31:

2002	$4,665,100

2003	4,006,900

2004	2,725,000

2005	1,031,100

Thereafter	809,400

Total minimum future rental payments	$13,237,500

11.  Related Party Transactions

      Liabilities subordinated to claims of general creditors included secured demand notes as of March 31, 2001 and 2000 entered into by a member of our board of directors. The notes totaled $250,000 in each period and mature in 2002. We also had $6,394,900 and $1,758,400 of notes receivable from employees, which are included in other assets as of March 31, 2001 and 2000, respectively. The amounts consist of 90 and 41 notes at

Stockwalk Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

11.  Related Party Transactions (continued)

March 31, 2001 and 2000, respectively, which bear various interest rates and mature at various dates through 2006. The Company has a $3.2 million note payable, including accrued interest, due to a director issued in connection with the acquisition of R.J. Steichen & Company, due in August 2002. At maturity, the note holder has the option to be repaid $3.6 million or to convert such amount into shares of common stock at a per share price equal to the lesser of 85% of the then current market value or $10.00, but not less than $5.00 per share.

12.  Income taxes

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets as of March 31 are as follows:

	2001	2000

Deferred tax assets:

Depreciation of property, plant and equipment	$364,900	$108,300

Amortization of notes receivable	194,900	44,400

Deferred rent	45,600	65,000

Accrued bonuses	183,700	74,800

Accrued severances	765,000

Amortization of goodwill	235,400

Accrued vacation pay	207,000

Other	188,100	27,600

	2,184,600	320,100

Net operating loss carryforwards	47,700	421,000

Total deferred tax assets	$2,232,300	$741,100

Deferred tax liabilities:

Unrealized gain on investments	69,500	301,800

Amortization of goodwill	11,800	3,500

Acquired furniture and equipment adjustment to fair market value	153,300

Deferred tax liabilities	234,600	305,300

Net deferred tax assets	$1,997,700	$435,800

Stockwalk Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

12.  Income taxes (continued)

      The income tax expense (benefit) for the fiscal years ended March 31 included the following:

	2001	2000	1999

Federal	$918,000	$(698,100)	$706,000

State	132,600	12,200	100,000

Deferred	(230,600)	(152,900)	179,000

Tax adjustment recorded in purchase accounting	(3,597,000)	—	—

	$(2,777,000)	$(838,800)	$985,000

      Reconciliations of the provisions for income taxes and the amounts that would be computed using statutory federal income tax rates for the years ended March 31 are as follows:

	2001	2000	1999

Tax at statutory rate	$(3,812,100)	$(863,100)	$769,700

Tax-exempt interest, net of related expenses	(146,400)	63,900	22,800

State taxes, net of federal tax benefit	251,300	(240,100)	128,700

Non-deductible life insurance	81,000	54,000	52,900

Non-deductible goodwill amortization	725,200	—	—

Non-deductible meals and entertainment	115,100	36,000	29,700

Change in valuation allowance	—	—	(95,300)

Other	8,900	110,500	76,500

	$(2,777,000)	$(838,800)	$985,000

      At March 31, 2001, we had a net operating loss (NOL) carryforward of approximately $194,000 for income tax purposes that expires in 2004. The utilization of the NOL carryforward is restricted under the provisions of Section 382 of the Internal Revenue Code. The realization of the deferred tax assets is dependent on our ability to generate taxable income in future periods. We have evaluated the available evidence supporting the realization of our deferred tax assets and determined that it is more likely than not the assets will be realized.

13.  Quarterly Financial Data (unaudited)

      Selected unaudited data reflecting our results of operations for each of the last eight quarters are shown in the following table. The information for each of these quarters includes all normal and recurring adjustments and accruals that we consider necessary for a fair presentation. The fiscal year 2000 quarterly data do not include Pro Forma results for the merger with NM Holdings, Inc. The operating results, however, are not necessarily

Stockwalk Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

13.  Quarterly Financial Data (unaudited) (continued)

indicative of results for any future period. The fiscal year 2001 results include the discontinued operations of Online Brokerage Solutions.

	June 30	September 30	December 31	March 31

Fiscal Year Ended March 31, 2001

Revenues	$20,796,600	$33,405,500	$39,822,600	$43,431,600

Net income (loss)	(1,161,300)	(1,861,000)	(4,212,800)	(842,400)

Basic and diluted loss per share	(.05)	(.07)	(.13)	(.03)
Fiscal Year Ended March 31, 2000

Revenues	$13,204,900	$13,891,200	$17,217,900	$26,656,300

Net income (loss)	(1,044,300)	(1,259,400)	(996,000)	1,599,800

Basic and diluted earnings (loss) per share	(.07)	(.07)	(.05)	.08

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Stockwalk Group, Inc.

      We have audited the accompanying consolidated statements of financial condition of Stockwalk Group, Inc. (formerly, Stockwalk.com Group, Inc.) and subsidiaries as of March 31, 2001 and 2000 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stockwalk Group Inc. and subsidiaries at March 31, 2001 and 2000 and the consolidated results of their operations and their cash flows for the each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
May 8, 2001

Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None

PART III

Item 10:  Directors and Executive Officers of the Registrant.

      The directors and executive officers of the Company are as follows:

Name	Age	Positions with the Company

Eldon C. Miller	60	Chief Executive Officer & Chairman of the Board
David B. Johnson	50	President & Director
John E. Feltl	62	Executive Vice President & Director
Paul R. Kuehn	58	Senior Vice President and Director
Stanley D. Rahm	69	Senior Vice President and Director
Ronald E. Erickson	58	Executive Vice President, Director of MJSK Retail Equity Sales
Todd W. Miller	37	Chief Operating Officer and President of MJK Clearing
Philip T. Colton	42	Senior Vice President, General Counsel, Secretary
Jeffrey L. Houdek	31	Chief Financial Officer
Randy G. Nitzsche	37	Chief Executive Officer of Stockwalk.com, Inc.
Richard J. Nigon	53	Director of Corporate Finance Equity Division and Director
John C. Feltl	30	Assistant Director of Corporate Finance Equity Division and Director
N. Lee Wesley	60	Director
Louis C. Fornetti	51	Director
Karl J. Breyer	54	Director
Roger H. Scherer	65	Director

      The Bylaws of the Company provide that the shareholder, subject to increase by the Board of Directors, shall fix the number of directors of the Company. Currently, the authorized size of the Board of Directors is eleven.

      The Company’s directors and executive officers are as follows:

      Eldon C. Miller founded Miller Securities, Inc., the Company’s predecessor, in December 1980. He has served as Chairman of the Board and as Chief Executive Officer since the Company’s inception. Prior to forming Miller Securities, Mr. Miller was a Vice President of Miller & Schroeder Municipals for more than seven years. Mr. Miller is a 1968 graduate of Stonier Graduate School of Banking at Rutgers University.

      David B. Johnson, the Company’s President, has served as Executive Vice President and as a Director of MJK since MJK purchased certain assets of McClees Investments, Inc. in July 1989. Mr. Johnson served as Senior Vice President of McClees Investments, Inc. from January 1987 to June 1989. Prior to January 1987, Mr. Johnson acted as Senior Vice President of Miller Securities for more than five years.

      John E. Feltl, director, has been an Executive Vice President of the Company since January 1, 2001 and was the President and Chief Executive Officer of R.J. Steichen since

Steichen merged with the Company on August 1, 2000. Mr. Feltl was the principal shareholder and Chief Executive Officer of R.J. Steichen between 1986 and August 2000.

      Paul R. Kuehn, served as President and Director of MJK since MJK purchased certain assets of McClees Investments, Inc. in July 1989. Mr. Kuehn served as President of McClees Investments, Inc. from February 1988 to July 1989. Prior to 1989, Mr. Kuehn was Senior Vice President of Marketing for Craig Hallum, Inc., a Minneapolis-based broker-dealer, for more than 17 years.

      Stanley D. Rahm, Director, served as Treasurer and as a Director of MJK since inception in 1989 to January 1, 2001. Prior to 1989, Mr. Rahm was a Vice President of Miller & Schroeder Municipals, Inc., a Minneapolis-based broker-dealer, for seven years.

      Ronald E. Erickson, served as Executive Vice-president, Director of Retail Sales since September 2000. Prior to that Mr. Erickson was employed by John G. Kinnard, Piper Jaffray, Kidder Peabody and Paine Webber. Mr. Erickson has over 33 years experience in the brokerage business.

      Todd W. Miller, has been employed by the company’s MJK Clearing subsidiary (or its predecessor) since 1982, most recently as the company’s Chief Operating Officer. Mr. Miller is the President of MJK Clearing, Inc. and is responsible for it’s founding. Mr. Miller was a member of the NASD’s District 4 Business Conduct Committee from 1996 to 1998 and served as its Chairman during 1998. Mr. Miller is licensed by NASD as a Registered Representative (Series 7), General Securities Principal (Series 24) and Financial and Operations Principal (Series 27). Mr. Miller is the son of Mr. Eldon C. Miller.

      Philip T. Colton became Senior Vice President and General Counsel to the Company in September 1999. Mr. Colton has served as Secretary of the Company and its various predecessors since January 1998. Mr. Colton graduated with honors from the University of Minnesota Law School in 1984, where he was a member and editor of the Minnesota Law Review. Mr. Colton also served as a law clerk to Justice Glenn E. Kelley of the Minnesota Supreme Court. For the prior 15 years, Mr. Colton practiced law at the Minneapolis law firm of Maun & Simon, PLC, principally in the areas of corporate finance, mergers and acquisitions, and securities and broker/dealer regulation.

      Jeffrey L. Houdek, 31, has been employed by the Company or one of its subsidiaries since 1995, most recently as Chief financial Officer. Prior to joining the Company, Mr. Houdek was employed by Ernst & Young LLP in its corporate audit group, auditing principally in the areas of brokerage and financial service markets. Mr. Houdek is licensed by the NASD as a Registered Representative (Series 7), General Securities Principal (Series 24) and Financial and Operations Principal (Series 27). Mr. Houdek holds a CPA certificate from the State of Minnesota.

      Randy G. Nitzsche, Chief Executive Officer of the online brokerage division (or Stockwalk.com, Inc.), has been employed by the Company since 1994. Prior to 1999, he was a Vice President in the clearing division. His efforts led to significant growth in the number of correspondents serviced by MJK, from two in 1994 to approximately 61 today. Prior to his work at the Company, Mr. Nitzsche was employed by the Chicago Stock Exchange in a variety of roles, including product and sales management.

      Richard J. Nigon, has served as Director of MJSK’s Corporate Finance Equity Division since January 2001, and a director since March 2000. Mr. Nigon served as Chief

Financial Officer of Dantis, Inc., from January 2000 to December 2000. Prior to joining Dantis, Inc., Mr. Nigon was with Ernst & Young LLP for 30 years and a partner for 18 years. For a three-year period at Ernst & Young LLP, Mr. Nigon was head of the Entrepreneurial Services Group, and focused on serving venture-backed start-up organizations as well as large publicly traded retail and consumer product manufacturing companies.

      John C. Feltl, Director, has been the Assistant Director of Corporate Finance and a Senior Vice President of the Company since Steichen merged with the Company on August 1, 2000. Mr. Feltl has been employed by Steichen in various capacities since 1994. His last position at R.J. Steichen was a principal and the director of corporate finance. John C. Feltl is the son of John E. Feltl.

      N.  Lee Wesley, Director, has been a private investor in real estate and securities for more than five years. He is the general partner of Standard Mill Limited Partnership, the owner of the Whitney Hotel, a 97-room luxury hotel located in Minneapolis, Minnesota. He was formerly the Vice-Chairman of Wesley-Jesson, Inc., a contact lens company, and is currently a director of the National Eye Research Foundation.

      Louis C. Fornetti, Director, has served as (1995-1998) Executive Vice President and Chief Financial Officer of Dain Rauscher Inc. (formerly Interra Financial) a securities brokerage and investment banking firm. Mr. Fornetti also served as President and CEO Interra Clearing Services. Prior to Dain Rauscher, Mr. Fornetti spent 10 years with American Express Financial Advisors with his last position there as Sr. Vice President, Chief Financial Officer and a member of the Board of Directors. Mr. Fornetti was Vice President and Corporate Controller of the St. Paul Companies from 1979 to 1985. Prior to that, 1972-1979, he was a Certified Public Accountant and Audit Manager with KPMG, a national public accounting firm. He currently serves as Chairman of the Board of I-Pool Corporation and a Board Member of Othnet.com. He holds certifications from the Minnesota Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

      Karl J. Breyer, Director, joined the Board of Directors in June 2001. From 1976 to March 2001, Mr. Breyer served in a number of positions with the American Express Financial Corporation family of companies. From 1986 to August 1998, Mr. Breyer acted as General Counsel and Senior Vice President — Government Affairs of American Express Financial Advisors (then known as IDS) and as a member of that company’s board of directors and the Senior Management Group. During this time, he assumed additional duties in the real estate, corporate communications and corporate strategy areas. From August 1998 until March 2001, he ran American Express Financial Advisors’ Third Party Distribution and International business units as a Corporate Senior Vice President. Since March 2001, Mr. Breyer has operated a privately held real estate firm called Cumberland Partners, Ltd.

      Roger H. Scherer, Director, joined the Board of Directors in June 2001. Chairman of the Board of Scherer Brothers Lumber Co., former President and Chief Executive Officer of Scherer Brothers Lumber Co.

      There are no arrangements or understandings among any of the executive officers of the Registrant and any other person (not and officer or director of the Registrant acting as such) pursuant to which any of the executive officers were selected as an officer of the Registrant.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the 1934 Act requires the Company’s directors, executive officers and persons who own more than ten percent of the Common Stock of the Company to file with the Securities and Exchange Commission (“Commission”) initial reports of beneficial ownership and reports of changes in beneficial ownership of common shares of the Company. Directors, officers, and greater than ten percent shareholders are required by the regulations of the Commission to furnish the Company with copies of all Section 16(a) reports they file. The Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended March 31, 2001, all Form 3, Form 4, and Form 5 filing requirements were met. Each Form 5 was filed late.

Item 11:	Executive Compensation

      The section entitled “Executive Compensation” appearing in the Registrant’s proxy statement for the annual meeting of shareholders to be held on September 12, 2001, sets forth certain information with respect to the compensation of management of the Registrant and the required information is incorporated herein by reference.

Item 12:	Security Ownership of Certain Beneficial Owners, Directors and Executive Officers

      The sections entitled “Security Ownership of Certain Beneficial Owners, Directors, and Executive Officers” appearing the Registrant’s proxy statement for the annual meeting of stockholders to be held on September 12, 2001, sets forth certain information with respect to ownership of the Registrant’s Common Stock and the required information is incorporated herein by reference.

Item 13:	Certain Relationships and Related Transactions

      The section entitled “Certain Transactions” appearing in the Registrant’s proxy statement for the annual meeting of stockholders to be held on September 12, 2001, sets forth certain information with respect to certain business relationships and transactions between the Registrant, its directors and officers, and the required information is incorporated herein by reference.

PART IV

Item 14:	Exhibits and Reports on Form 8-K.

(a.)	The following documents are filed as a part of this Report:

1.	Financial Statements and Financial Statement Schedule

The consolidated financial statements filed as part of this report are listed on the Index to Financial Statements on Page 16.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION

OF THE REGISTRANT

Stockwalk Group, Inc.

(Parent Company)

Statements of Financial Condition

	March 31,	March 31,
	2001	2000

Assets

Cash	$198,200	$2,329,300

Investment in subsidiaries, at cost	97,190,200	15,925,600

Advances to subsidiaries	7,489,100	230,700

Notes receivable	1,008,200	742,200

Goodwill, less accumulated amortization of: 2001 — $602,700; 2000 — $109,500	3,726,900	5,093,700

Other assets	10,168,000	1,929,900

Total Assets	$119,780,600	$26,251,400

Liabilities

Short-term borrowings	$12,671,000	$—

Due to affiliates	3,084,500	46,700

Accounts payable and accrued expenses	620,000	258,000

Notes payable	20,877,400	1,294,400

Other liabilities	1,607,100

Total Liabilities	$38,860,000	$1,599,100

Shareholders’ Equity
Common stock, 2001 and 2000 — $.04 par value
Authorized shares: 50,000,000

Issued and outstanding 2001 — 32,775,071; 2000 — 21,575,313	1,311,000	863,000

Paid-in capital	89,338,800	25,440,900

Retained earnings (deficit) and other equity	(9,729,200)	(1,651,600)

Total Shareholder’s Equity	$80,920,600	$24,652,300

Total Liabilities & Shareholder’s Equity	$119,780,600	$26,251,400

See accompanying notes to the parent company financial statements.

Stockwalk Group, Inc.

(Parent Company)

Statements of Operations

Fiscal Years Ended

	March 31,	March 31,	March 31,
	2001	2000	1999

Revenues:

Trading profits	$5,700	$(161,600)	$—

Interest	30,800	46,100	900

Management fees	14,168,200	1,104,200	325,000

Investment banking	—	—	—

Clearing fees	—	—	—

Other income	22,500	72,900	250,000

Total revenues	$14,227,200	$1,061,600	$575,900

Expenses:

Employee compensation and benefits	$8,081,200	$1,658,000	$—

Professional fees	668,800	373,700	2,100

Occupancy and equipment	1,106,700	161,800	—

Communication	470,900	117,400	—

Interest	2,082,400	34,200	327,100

Other expense	1,817,200	448,200	2,200

Total expenses	$14,227,200	$2,793,300	$331,400

Income (loss) before income taxes	—	(1,731,700)	244,500

Income tax expense (benefit)	644,500	(610,900)	—

Net income (loss)	$(644,500)	$(1,120,800)	$244,500

See accompanying notes to the parent company financial statements

Stockwalk Group, Inc.

(Parent Company)

Statements of Cash Flows

Fiscal Years Ended

	March 31,	March 31,	March 31,
	2001	2000	1999

Operating Activities

Net income (loss)	$(644,500)	$(1,120,800)	$244,500

Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:

Depreciation and amortization	1,124,900	109,500	—

Changes in assets and liabilities:

Receivables	(266,000)	(742,200)	—

Equity in net earnings of subsidiaries	(7,433,000)	(579,100)	1,278,900

Deposits at clearing organizations	—	—	—

Trading securities	(2,715,600)	—	—

Other assets and liabilities	(4,144,100)	(1,671,100)	—

Net cash provided by (used for) operating activities	$(14,078,300)	$(4,003,700)	$1,523,400

Investing activities

Acquisition of certain assets of broker dealers and license agreements	—	(5,203,200)	—

Investment in Subsidiary	(81,264,600)	(5,309,400)	(1,123,900)

Advances to subsidiaries	$(3,388,000)	$(184,000)	$—

Net cash used for investing activities	$(84,652,600)	$(10,696,600)	$(1,123,900)

Financing activities

Increase in short-term borrowings	12,671,000	—	—

Issuance of notes payable	24,458,400	—	—

Payments on notes payable	(4,875,500)	(2,305,600)	(400,000)

Restructuring parent company	—	(4,427,700)	—

Issuance of common stock	64,345,900	23,762,100	—

Net cash provided by (used for) financing activities	$96,599,800	$17,028,800	$(400,000)

Net increase (decrease) in cash	(2,131,100)	2,328,500	(500)

Cash at beginning of period	2,329,300	800	1,300

Cash at end of period	$198,200	$2,329,300	$800

See accompanying notes to the consolidated financial statements

Stockwalk Group, Inc.

(Parent Company)

Notes to Condensed Financial Information

A.	Certain prior-year amounts in the Parent Company’s financial statements have been reclassified to conform to the 2001 presentation. The reclassifications include restating prior-year amounts related to the Parent Company’s capitalization of its former operating subsidiaries as defined above.

B.	Investments in subsidiaries are carried at cost plus equity in undistributed earnings. See Note 8 to Consolidated Financial Statements for information regarding net capital requirements of the broker-dealer subsidiaries which could result in restriction on the ability of the subsidiaries to transfer funds to the parent in the form of loans, advances or cash dividends.

C.	No dividends were paid to the Parent Company by its wholly owned subsidiaries in 2001. The Parent Company received $200,000 of dividends from Miller, Johnson & Kuehn, Inc. in 2000 in connection with principal payments on a bank note entered by the Parent Company.

D.	Substantially all expenses of the Parent Company are allocated to each broker-dealer based on head count and sales volume. The Parent Company records management fee revenue and shows no net income or loss. The broker dealers record management fee expense. The management fee is eliminated in the Consolidated Statement of Operations.

INDEX TO EXHIBITS

Exhibit	Description

2.1	Agreement and Plan of Reorganization, dated March 25, 1999, among MJK Holdings, Inc., NM Holdings, Inc. and NM Merger Co. (1)
2.2	Amendment No. 1 to Agreement and Plan of Reorganization, dated May 7, 1999, among MJK Holdings, Inc., NM Holdings, Inc. and NM Merger Co. (1)
2.3	Amendment No. 2 to Agreement and Plan of Reorganization, dated July 6, 1999, among MJK Holdings, Inc., NM Holdings, Inc. and NM Merger Co. (2)
2.4	Asset Purchase Agreement, dated August 9, 1999, among Stockwalk.com Group, Inc., William Yang and M-One Investment Securities, Inc. (3)
2.5	Stock Acquisition Agreement, dated August 24, 1999, among Arnold Securities, Inc., John Arnold, Jerry W. Mulder, Cindy Pedersen and Stockwalk.com Group, Inc. (4)
2.6	Agreement and Plan of Merger, dated June 5, 2000, among R.J. Steichen, Stockwalk.com Group, Inc. and SCG Acquisition Corporation (5)
2.7	Agreement and Plan of Merger, dated June 5, 2000, among Kinnard Investments, Inc., Stockwalk.com Group, Inc. and SW Acquisition, Inc. (6)
2.8	Asset Purchase Agreement between BlueSuit, Inc. and Stockwalk Group, Inc. (7)
3.1	Third Amended and Restated Articles of Incorporation (1)
3.2	Restated Bylaws of Nutritional Medical, Inc. (n/k/a Stockwalk Group, Inc.) (8)
4.1	Form of Indenture, including Form on Convertible Note (9)
10.1	Employment Agreement, dated September 27, 1999, by and between Stockwalk.com Group, Inc. and Philip T. Colton (10)
10.2	Employment Agreement, dated December 26, 2000, by and between Miller Johnson Steichen Kinnard and Ronald E. Erickson
10.3	Transition Services Agreement, dated February 26, 2001, between BlueSuit, Inc. and Stockwalk Group, Inc. (11)
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP
99.1	Cautionary Statements

(1)	Incorporated by reference to our Definitive Schedule 14A (Proxy Statement) (Commission File No. 0-22247) filed with the SEC on June 14, 1999.

(2)	Incorporated by reference to our Current Report on Form 8-K (Commission File No. 0-22247) filed with the SEC on July 22, 1999.

(3)	Incorporated by reference to Exhibit 2.1 to our Quarterly Report on Form 10-Q (Commission File No. 0-22247) for the quarter ended December 31, 1999.

(4)	Incorporated by reference to Exhibit 2.1 to our Quarterly Report on Form 10-Q (Commission File No. 0-22247) for the quarter ended September 30, 1999.

(5)	Incorporated by reference to Exhibit 2.6 to Amendment No. 1 to our Registration Statement on Form S-2 (Registration No. 333-35544) filed with the SEC on June 23, 2000.

(6)	Incorporated by reference to Exhibit 2.7 to Amendment No. 1 to our Registration Statement on Form S-2 (Registration No. 333-35544) filed with the SEC on June 23, 2000.

(7)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 0-22247) filed with the SEC on March 7, 2001.

(8)	Incorporated by reference to Exhibit 3.2 to our Registration Statement on Form SB-2 (Registration No. 333-09999) filed with the SEC on August 12, 1996.

(9)	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to our Registration Statement on Form S-2 (Registration No. 333-35544) filed with the SEC on June 23, 2000.

(10)	Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q (Commission File No. 0-22247) for the quarter ended September 30, 1999.

(11)	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (Commission File No. 0-22247) filed with the SEC on March 7, 2001.

(b)	Reports on Form 8-k

None

SIGNATURES*

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: By: /s/ ELDON C. MILLER Eldon C. Miller STOC Its: Chairman of the Board and Chief Executive Officer	KWALK GROUP, INC. Date: June 28, 2001

      In accordance with the Securities Exchange Act of 1934, this report has been sign below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ ELDON C. MILLER Eldon C. Miller	Chairman of the Board and Chief Executive Officer	June 28, 2001
/s/ DAVID B. JOHNSON David B. Johnson	President and Director	June 28, 2001
/s/ JOHN E. FELTL John E. Feltl	Director	June 28, 2001
/s/ PAUL R. KUEHN Paul R. Kuehn	Director	June 28, 2001
/s/ STANLEY P. RAHM Stanley P. Rahm	Director	June 28, 2001
/s/ TODD W. MILLER Todd W. Miller	Chief Operating Officer	June 28, 2001
/s/ JEFFREY L. HOUDEK Jeffrey L. Houdek	Chief Financial Officer	June 28, 2001
/s/ RICHARD J. NIGON Richard J. Nigon	Director	June 28, 2001
/s/ JOHN C. FELTL John C. Feltl	Director	June 28, 2001
/s/ N. LEE WESLEY N. Lee Wesley	Director	June 28, 2001
/s/ LOUIS C. FORNETTI Louis C. Fornetti	Director	June 28, 2001
Karl J. Breyer	Director	June 28, 2001
Roger H. Scherer	Director	June 28, 2001