Form 10-Q
period 2001-06-30
STOCKWALK GROUP INC /MN/
filed 2001-08-14
CIK 1001136

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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
Yes [ X ] No [ ]

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class: Common Stock, $.04 par value	Outstanding as of August 1, 2001: 32,715,724 shares

Consolidated Condensed Statements of Financial Condition
Management's Discussion and Analysis of Financial Condition and Results of Operations.
Quantitative and Qualitative Disclosures about Market Risk.
EX-99.1 Cautionary Statements

STOCKWALK GROUP, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION	PAGE

Item 1. Consolidated Condensed Financial Statements (Unaudited).

Consolidated Condensed Statements of Financial Condition	3

June 30, 2001 and March 31, 2001

Consolidated Condensed Statements of Operations:	4

Three Months Ended June 30, 2001 and June 30, 2000

Consolidated Condensed Statements of Cash Flows:	5

Three Months Ended June 30, 2001 and June 30, 2000

Notes to Consolidated Condensed Financial Statements:	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk.	11

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

At the present time, we are not a party to, nor is any property subject to, any pending legal proceedings, other than routine litigation and arbitration proceedings incidental to our business. We believe that we have good factual and legal defenses to pending proceedings, and we do not expect that losses related to any of these proceedings, in the aggregate, will be material.

Item 2. Changes in Securities and Use of Proceeds- None.

Item 3. Defaults Upon Senior Securities- None.

Item 4. Submission of Matters to a Vote of Security Holders- None.

Item 5. Other Information.

Item 6. Exhibits and Report on Form 8-K.

a.) Exhibits Number Description:

99.1 Cautionary Statements

b.) Reports on Form 8-K.

None

STOCKWALK GROUP, INC.
Consolidated Condensed Statements of Financial Condition
(Unaudited)

	June 30, 2001	March 31, 2001

Assets

Cash	$25,208,000	$32,398,800

Cash and cash equivalents segregated	92,423,100	65,928,300

Receivables from customers	407,163,000	403,288,100

Receivables from brokers and dealers	443,224,300	339,953,600

Deposits at clearing organizations	20,571,000	23,651,100

Trading securities owned, at market	19,139,600	9,176,500

Secured demand notes receivable	16,900,000	18,025,000

Goodwill, less accumulated amortization of $2,932,000	63,528,600	63,528,600

Intangible assets, less accumulated amortization of:

June - $1,741,500 and March - $1,297,100	3,684,600	4,129,000

Other assets	22,884,900	24,320,900

Total assets	$1,114,727,100	$984,399,900

Liabilities

Short-term borrowings	$52,882,000	$25,541,000

Payables to customers	364,050,600	360,852,800

Payables to brokers and dealers	547,146,300	443,935,800

Trading securities sold but not yet purchased, at market	3,573,400	1,963,400

Notes payable	24,140,200	25,944,800

Liabilities subordinated to claims of general creditors	16,900,000	18,025,000

Other liabilities	26,780,600	27,216,400

Total liabilities	$1,035,473,100	$903,479,200

Shareholders’ equity

Common stock, $.04 par value;

Authorized shares: 50,000,000

Issued and outstanding June – 32,715,724; March - 32,775,071	1,308,600	1,311,000

Paid-in capital	89,251,300	89,338,800

Retained deficit	(11,305,900)	(9,729,100)

Total shareholders’ equity	$79,254,000	$80,920,700

Total liabilities & shareholders’ equity	$1,114,727,100	$984,399,900

STOCKWALK GROUP, INC.
Consolidated Condensed Statements of Operations
(Unaudited)

	Three Months Ended June 30,

	2001	2000

Revenues

Trading profits	$5,680,600	$3,503,200

Interest	13,319,500	8,057,600

Commissions	13,410,200	4,625,200

Investment banking	3,840,000	1,837,900

Clearing fees	1,693,000	1,434,000

Other income	2,452,000	1,355,300

Total revenues	$40,395,300	$20,813,200

Expenses

Compensation	$20,053,500	$9,215,600

Clearing fees	1,291,200	728,500

Occupancy	3,061,000	1,417,400

Communication	4,609,200	2,801,700

Interest	10,238,300	6,520,600

Amortization	444,400	249,000

Other expense	2,274,500	1,116,400

Total expenses	$41,972,100	$22,049,200

Loss before income taxes	(1,576,800)	(1,236,000)

Income tax benefit	—	533,900

Loss from continuing operations	$(1,576,800)	$(702,100)

Discontinued operations, Online Brokerage Solutions:

Operating loss, net of income taxes	$—	$(459,200)

Net loss	$(1,576,800)	$(1,161,300)

Net loss per common share:

Basic and diluted	$(0.05)	$(0.05)

Weighted average shares outstanding:

Basic	32,761,100	21,579,900

Diluted	32,765,400	21,861,800

STOCKWALK GROUP, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,
	2001	2000

Operating activities

Net cash used for operating activities	$(31,896,100)	$(17,218,400)

Investing activities

Purchase of furniture and equipment	(741,200)	(1,129,100)

Net cash used for investing activities	$(741,200)	$(1,129,100)

Financing activities

Increase in short-term borrowings	27,341,000	23,300,000

Net payment on notes payable	(1,804,600)	(1,274,100)

Issuance (purchase) of common stock	(89,900)	28,200

Net cash provided by financing activities	$25,446,500	$22,054,100

Net increase (decrease) in cash	(7,190,800)	3,706,600

Cash at beginning of the period	32,398,800	5,533,500

Cash at the end of the period	$25,208,000	$9,240,100

STOCKWALK GROUP, INC.
Notes to Consolidated Condensed Financial Statements

1.	Description of Business

Our history began in 1980 with the incorporation of Miller Securities, Inc., a specialized municipal bond firm. Miller Securities eventually broadened its business to include a variety of financial services, including securities clearing, and changed its name to Miller, Johnson & Kuehn, Incorporated (“MJK”). MJK Holdings, Inc. (“MJKH”) was formed in June 1997 as a holding company for MJK and MJK’s clearing division. On July 7, 1999, then privately owned MJKH and publicly held NM Holdings, Inc. completed a merger whereby MJKH became a wholly owned subsidiary of NM Holdings, Inc. The surviving entity is now known as Stockwalk Group, Inc. Stockwalk Group, Inc. acquired R.J. Steichen & Company in August 2000 and John G. Kinnard in September 2000. These two firms were merged along with the full service brokerage business of MJK into Miller Johnson Steichen Kinnard, Inc. (“MJSK”) in January 2001. Stockwalk Group, Inc. is the ultimate holding company of MJSK, MJK Clearing, Inc., Stockwalk.com, Inc., MJK Capital Corporation, and Stockwalk Investment Management, Inc. MJSK, MJK Clearing and Stockwalk.com are registered as broker-dealers with the SEC and are members of the NASD and SIPC. Our stock trades on the NASDAQ/NMS under the ticker symbol “STOK.”

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

2.	Accounting Changes

We have adopted the Statement of Financial Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets as issued by the Financial Accounting Standards Board in June 2001. Under these standards, goodwill is no longer amortized but is subject to periodic impairment tests. Other intangible assets with defined lives will continue to be amortized. During the quarter ended June 30, 2001 we recognized amortization expense of $444,400. Results for the quarter ended June 30, 2000 include $148,200 of amortization expense related to goodwill. If the Company adopted the new accounting guidelines for both periods the results would have been:

	Three Months Ended June 30,
	2001	2000

Net loss	$(1,576,800)	$(1,060,900)

Basic and diluted loss per common share	$(0.05)	$(.05)

Annual amortization expenses are expected to be the following:

Fiscal years ending March 31:

2002	$1,204,500

2003	743,600

2004	723,800

2005	723,800

2006	387,500

Thereafter	345,800

$4,129,000

STOCKWALK GROUP, INC.
Notes to Consolidated Condensed Financial Statements

In accordance with the requirements of FASB No. 142, the Company performed an initial impairment test by reporting unit, which indicated potential impairment of goodwill attributed to a component of the on-line segment. The measurement of the impairment loss has not yet been finalized. The Company expects to finalize this measurement in the second fiscal quarter.

3.	Management’s Interim Financial Statement Representation

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

4.	Financing Arrangements

At June 30, 2001, we had discretionary lines of credit totaling $95 million, which were and are secured by firm-owned securities, customer securities collateralizing liabilities subordinated to claims of general creditors and unpaid customer securities. These lines are payable on demand. Borrowings on the lines bear interest at various rates over the banks’ cost of funds; such rates generally vary daily. We had outstanding balances of $34.2 million at June 30, 2001, with an average annual interest rate of 5.20%, and outstanding balances of $12.9 million at March 31, 2001, with and average annual interest rate of 6.42%.

At June 30, 2001 we had $18.7 million of short-term commercial paper outstanding with yields of approximately 8% maturing between 30 and 270 days from the date of issuance.

In August 2000, we completed an offering for $21.5 million of 10% convertible subordinated bonds due in 2005, of which $18.3 million were outstanding at March 31, 2001. During the quarter ended June 30, 2001, $1.3 million of the subordinated bonds were retired at less than par value.

5.	Shareholder’s Equity

Statement Regarding: Computation of Weighted Average Number of Shares Outstanding

We calculate earnings per share in accordance with FASB Statement No. 128 by dividing net income by the weighted average number of shares of common stock outstanding to arrive at the basic earnings per common share. We calculate diluted earnings per share by dividing net income by the weighted average number of shares of common stock and dilutive stock equivalents from the exercise of stock options and warrants using the treasury stock method. Dilutive stock equivalents are options and warrants that have an exercise price less than the average market price of our common stock, for the respective periods.

	Three Months Ended
	June 30,
	2001	2000

Weighted average shares outstanding-basic	32,761,100	21,579,900

Dilutive effect of stock options and warrants after application of the treasury stock method	4,300	281,900

Weighted average shares outstanding-diluted	32,765,400	21,861,800

STOCKWALK GROUP, INC.
Notes to Consolidated Condensed Financial Statements

6.	Business Combinations

The acquisitions of Steichen and Kinnard were accounted for under the purchase method of accounting in August and September of 1999, respectively, and accordingly, the respective purchase prices were allocated to assets acquired and liabilities assumed based on their fair market values at the dates of acquisition. The results of operations of the two entities have been included in the Consolidated Condensed Statements of Operations since the dates of acquisition. The following pro forma operating results assume that the acquisitions had occurred at the beginning of each period presented. In addition to combining the historical results of operations, the pro forma results include adjustments for the estimated effect of purchase accounting.

	Three Months Ended June 30,
	2001	2000

Total revenues	$40,395,300	$46,512,500

Net income (loss)	(1,576,800)	206,400

Diluted income (loss) per common share	$(.05)	$0.01

7.	Net Capital Requirements and Dividend Restrictions

Our three broker dealers are subject to the Securities and Exchange Commission’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. MJSK and MJK Clearing have elected to use the alternative method permitted by Rule 15c3-1 which requires that they maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions, as defined. At June 30, 2001, MJSK and MJK Clearing’s net capital were $6.5 million and $21.9 million representing 8.0% and 7.0% of aggregate debit balances and $2.5 million and $6.1 million in excess of required net capital, respectively. The net capital rule also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debits. Stockwalk.com, Inc. is required to maintain a minimum net capital of $50,000. At June 30, 2001, Stockwalk.com, Inc. had net capital of $327,000.

8.	Income Taxes

Given the uncertainty surrounding the economy, capital markets and our operational profitability, the tax benefits attributed to the first quarter net operating losses may not be recoverable. Accordingly, we established a valuation reserve with respect to the tax benefit in the quarter ended June 30, 2001.

STOCKWALK GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a customer service driven regional securities firm headquartered in Minneapolis, Minnesota. Through our operating subsidiaries, we provide a broad range of investment services to individual, corporate and public clients. These services include both traditional and online securities brokerage, investment banking and research services and the processing of securities transactions for correspondent brokerage firms and financial institutions. Our niche market includes small capitalization, emerging and start-up businesses and public finance clients located principally in the upper Midwest. Our Stockwalk.com, Inc. subsidiary offers a secure online brokerage service that provides order placement, portfolio tracking and related market information, news and other information to investors 24 hours a day, seven days a week, by means of the Internet and telephone.

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

Full-Service Brokerage

Through our traditional full-service broker dealer, MJSK, we act as agent, principal and underwriter for customers seeking to complete securities transactions. We charge a brokerage commission when acting as an agent for our customers. We recognize income or loss on inventory sold to customers from inventory maintained for those securities in which we make a market. We also provide investment banking services to our clients by managing or co-managing public offerings of securities or by arranging private placements of securities with institutional or individual investors. Our corporate and public capital finance departments accept invitations to participate in competitive or negotiated underwritings managed by other investment banking firms and allocate our underwriting positions to our brokers, institutional clients and other broker dealers.

Clearing Brokerage

MJK Clearing, Inc. serves as a clearing agent by providing transaction execution and settlement, account maintenance, including extension of credit, and record keeping services for our customers as well as customers of our correspondents and affiliates. We collect a clearing fee and charge interest on customer’s margin accounts and pay interest on cash in customer’s accounts. Additionally we borrow securities from, and lend securities to, other broker dealers and pay interest on and earn interest from, related cash collateral deposits.

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

Other/Eliminations

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

Information concerning operations in our segments of business is as follows:

	Three Months Ended June 30,
	2001	2000

Revenue

Full service brokerage	$24,052,300	$9,753,400

Clearing brokerage	15,616,800	10,208,700

Online brokerage	748,600	1,318,700

Other / Eliminations	(22,400)	(467,600)

Consolidated revenue	$40,395,300	$20,813,200

Pretax income (loss)

Full service brokerage	$(2,411,300)	$(1,116,900)

Clearing	1,530,100	790,400

Online	(695,600)	(1,017,200)

Other / Eliminations	—	107,700

Income (loss) from continuing operations-pretax	$(1,576,800)	$(1,236,000)

Three Months Ended June 30, 2001 and June 30, 2000

During the quarter ended June 30, 2001, full service revenues were $24.1 million, an increase of $14.3 million or 146.6% from $9.8 million in the quarter ended June 30, 2000. The increase was primarily due to commissions and principal transactions revenues generated by brokers from R.J. Steichen and John G. Kinnard. MJSK also recognized an increase in municipal bond underwriting revenues, which increased from $1.2 million in the quarter ended June 30, 2000 to $2.5 million in the quarter ended June 30, 2001. We also had an increase in equity private placements closing 9 deals in the recent quarter, compared to 4 for the same period of the prior year. The full service segment incurred a pretax loss of $2.4 million in the quarter ended June 30, 2001 compared to a pretax loss of $1.1 million in the comparable period in 2000. The $15.6 million increase in expenditures is primarily due to the acquisition of R.J. Steichen and John G. Kinnard in the second quarter of 2000. Full service expenses have decreased by $4.0 million from the third quarter 2000. MJSK expects to further reduce future expenditures through streamlining the operations of the combined firms.

During the quarter ended June 30, 2001, our clearing fee revenue was $15.6 million, an increase of $5.4 million or 53.0% from $10.2 million in the quarter ended June 30, 2000. This increase in MJK Clearing’s revenues is the result of interest earned on larger customer margin accounts and cash collateral related to stock borrowing activities. The number of firms utilizing our clearing services increased to 68 for the quarter ended June 30, 2001 from 55 for the quarter ended June 30, 2000. Clearing fee expenses for the quarter ended June 30, 2001 totaled $14.1 million, an increase of $4.7 million or 49.6% from the comparable period in 2000. The increase in clearing expenses is directly related to its growth. During the quarter ended June 30, 2001, we processed 670,300 tickets compared to 314,900 tickets in the same period last year. We anticipate future growth in our clearing operations to occur as we attract new correspondents.

Our online brokerage business generated trading fee revenues of $748,600 in the quarter ended June 30, 2001, a decrease of $570,100 or 43.2% from $1.3 million in the quarter ended June 30, 2001. The decline in online revenues is a result of the decline in the equity markets. As overall investor confidence dropped so have our online trading volumes. The online segment incurred a $695,600 pretax loss in the quarter ended June 30, 2001 compared to $1.0 million pretax loss in the same period of the prior year. Online expenditures declined $1.4 million or 61.8% as a result of reductions in promotional, personnel and amortization costs.

Given the uncertainty surrounding the economy, capital markets and our operational profitability, the tax benefits attributed to the first quarter net operating losses may not be recoverable. Accordingly, we established a valuation reserve with respect to the tax benefit in the quarter ended June 30, 2001.

Liquidity and Capital Resources

Our assets consist primarily of cash and assets readily convertible into cash. Security inventories are stated at market value and are generally readily marketable. Customer margin loans are collateralized by securities and have floating interest rates. Other receivables and payables with customers and other brokers and dealers usually settle transactions within three days following the date of transaction. Operations are financed by equity capital, bank lines of credit, proceeds from sales of securities, and other non-interest bearing liabilities.

The $31.9 million use of cash from operating activities is primarily related to a $26.5 million increase in cash held in reserve for NASD requirements and an $8.4 million increase in trading securities.

Our financing activities provided cash of $25.4 million in the three months ended June 30, 2001 primarily resulting from the increase in short term borrowings used to fund the increase in inventory and reserve accounts.

Our three broker dealers are subject to the Securities and Exchange Commission’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. MJK Clearing, Inc. has elected to use the alternative method permitted by Rule 15c3-1 which requires that MJK Clearing, Inc. maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions, as defined. At June 30, 2001, MJSK and MJK Clearing’s net capital were $6.5 million and $21.9 million representing 8.0% and 7.0% of aggregate debit balances and $2.5 million and $6.1 million in excess of required net capital, respectively. The net capital rule also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debits. Stockwalk.com Inc. required a minimum of $50,000 net capital. At June 30, 2001, Stockwalk.com, Inc. had net capital of $327,000

At June 30, 2001, we had approximately $95.0 million in committed credit agreements, of which $34.2 million was utilized. In addition, we had $18.7 million of short-term commercial paper outstanding with yield of approximately 8% maturing between 30 and 270 days of issuance.

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

Our equity price risk results from the risk of loss from price movements, volatility or liquidity over which we have no control. Our corporate equity holdings on long positions were $5.4 million at June 30, 2001. The potential loss in fair value, using a hypothetical 25% decline in equity prices on June 30, 2001 holdings, is estimated to be $1.4 million. A 25% hypothetical decline was used to represent a significant yet plausible market change.

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

Dated: August 15, 2001	STOCKWALK GROUP, INC.

	By: Its:	/s/ Jeffrey L. Houdek V. P. of Finance and Chief Financial Officer