Form 10-Q
period 2001-09-30
STOCKWALK GROUP INC /MN/
filed 2001-11-20
CIK 1001136

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class:	Outstanding as of October 31, 2001:
Common Stock, $.04 par value	32,750,614 shares

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Item 2. Changes in Securities and Use of Proceeds- None.
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information.
Item 6. Exhibits and Report on Form 8-K.
Consolidated Condensed Statements of Financial Condition
Consolidated Condensed Statements of Operations
Consolidated Condensed Statements of Cash Flows
Notes to Consolidated Condensed Financial Statements
Cautionary Statement re: Forward Looking Statement

STOCKWALK GROUP, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION		PAGE
Item 1.	Consolidated Condensed Financial Statements (Unaudited).
	Consolidated Condensed Statements of Financial Condition:	4
	September 30, 2001 and March 31, 2001
	Consolidated Condensed Statements of Operations:	5
	Six Months Ended September 30, 2001 and September 30, 2000
	Consolidated Condensed Statements of Cash Flows:	6
	Six Months Ended September 30, 2001 and September 30, 2000
	Notes to Consolidated Condensed Financial Statements:7-11
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-16
Item 3	Quantitative and Qualitative Disclosures about Market Risk	16

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

On September 27, 2001, we consented to the initiation of a Securities Investors Protection Corp (SIPC) liquidation proceeding of our MJK Clearing, Inc. subsidiary. This proceeding is pending in the United States Bankruptcy Court for the District of Minnesota captioned Securities Investors Protection Corp. v. MJK Clearing, Inc., Case no. CV01-1779 RHK/JJM, Bky.Adv. Proc. No. 01-4257-RJK, and is more fully described in Note 1 of the Notes to financial statements and the report on Form 8-K filed on October 1, 2001, which are incorporated by reference.

On November 9, 2001, a holder of $700,000 of our matured commercial paper filed a lawsuit in Hennepin County District Court for breach of contract, seeking repayment of the loan, interest due and unspecified damages.

Item 2. Changes in Securities and Use of Proceeds- None.

Item 3. Defaults Upon Senior Securities

The SIPC liquidation of MJK Clearing, Inc. represents an Event of Default under the indenture governing our 10% Convertible Subordinated Notes. The event of default does not require note holder approval and the notes are due on demand. At September 30, 2001 there was $16.4 million outstanding.

As of November 14, 2001, payments for maturing commercial paper totaling $15.6 million were not met. Each holder of maturing commercial paper is being offered 5% of their principal balance in return for extending the remaining balance for 180 days on which they will earn an annual interest rate of 5%.

At September 30, 2001 we had a bank note payable for $2.1 million. Subsequent monthly principal payments of $50,000 plus accrued interest have not been paid.

At the commencement of the SIPC proceeding, MJK Clearing, Inc. had outstanding loans under it’s lines of credit totaling $30.9 million which were secured by customer and firm owned securities. These loans are in default. Resolution of these claims of MJK Clearing, Inc. as well as the $16.3 million of secured demand notes of MJK Clearing will be resolved in the SIPC proceedings referred to in Item 1. We have not guaranteed any of the obligations and, accordingly, they have been eliminated from our consolidated financial statements. See notes 1 and 6 of the Notes of the Financial Statements.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Shareholders’ meeting held on September 12, 2001, there were 32,715,724 shares of Common Stock entitled to vote and a total of 22,038,039 shares (67.36%) were represented at the meeting. The following matters were submitted to a vote of security holders, in which the respective proposals received the following votes:

1.	Election of Directors:	FOR	WITHHELD

	Eldon C. Miller	21,867,577	170,462
	David B. Johnson	21,877,527	160,512
	Paul R. Kuehn	21,874,745	163,294
	Stanley D. Rahm	21,878,545	159,494
	John (Jack) E. Feltl	21,869,231	168,809
	John C. Feltl	21,823,314	214,725
	N. Lee Wesley	21,923,134	114,905
	Louis C. Fornetti	21,925,757	112,282
	Richard J. Nigon	21,927,868	110,171
	Karl J. Breyer	21,925,427	112,612
	Roger H. Scherer	21,923,689	114,350

2. Proposal to approve the appointment of Ernst & Young LLP as the independent auditors of the Company for fiscal 2001.

For: 21,977,580	Against: 23,197	Abstain: 37,262	Broker Non-vote: 0

3. Proposal to approve an amendment to the Employee Stock Purchase Plan.

For: 21,673,081	Against: 334,712	Abstain: 30,246	Broker Non-vote: 0

Item 5. Other Information.

Item 6. Exhibits and Report on Form 8-K.

a.)	Exhibits Number Description:
99.1 Cautionary Statements

b.)	Reports on Form 8-K.
September 26, 2001
Item 5. MJK Clearing, Inc. in violation of SEC Net Capital Rules

October 1, 2001
Items 3. Trustee appointment for the SIPC liquidation of MJK Clearing, Inc.

October 12, 2001
Item 2. Disposition of MJK Clearing, Inc. customer accounts to Southwest Securities, Inc.
Item 3. Bankruptcy court approval of the customer transfer to Southwest Securities, Inc. Bankruptcy court approval of the sale of MJSK stock to Stockwalk Group, Inc.
Item 5. David B. Johnson named the new Chief Executive Officer

STOCKWALK GROUP, INC.
Consolidated Condensed Statements of Financial Condition
(Unaudited)

	September 30, 2001	March 31, 2001

Assets
Cash	$7,011,200	$32,398,800
Cash and cash equivalents segregated	—	65,928,300
Cash restricted	8,200,000	—
Receivables from customers	—	403,288,100
Receivables from brokers and dealers	1,349,300	363,604,700
Trading securities owned, at market	27,794,500	9,176,500
Secured demand notes receivable	—	18,025,000
Goodwill, less accumulated amortization of:
September and March — $4,229,100	1,750,000	63,528,600
Intangible assets, less accumulated amortization of:
$1,297,100 - March	—	4,129,000
Other assets	13,604,100	24,320,900

Total assets	$59,709,100	$984,399,900

Liabilities
Short-term borrowings	$32,348,300	$25,541,000
Payables to customers	—	360,852,800
Payables to brokers and dealers	—	443,935,800
Accounts payable	18,522,400	4,233,900
Trading securities sold but not yet purchased, at market	2,828,900	1,963,400
Notes payable	23,314,600	25,944,800
Liabilities subordinated to claims of general creditors	—	18,025,000
Other liabilities	9,958,800	22,982,500

Total liabilities	$86,973,000	$903,479,200

Shareholders’ equity (deficit)
Common stock, $.04 par value;
Authorized shares: 50,000,000
Issued and outstanding September — 32,750,614;
March - 32,775,071	1,310,000	1,311,000
Paid-in capital	89,270,700	89,338,800
Accumulated deficit	(117,844,600)	(9,729,100)

Total shareholders’ equity (deficit)	$(27,263,900)	$80,920,700

Total liabilities & shareholders’ equity (deficit)	$59,709,100	$984,399,900

STOCKWALK GROUP, INC.
Consolidated Condensed Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenues
Trading profits	$4,543,000	$6,903,200	$10,123,200	$10,351,900
Interest	1,041,800	2,367,800	3,339,900	2,540,200
Commissions	11,623,700	6,124,600	24,346,300	9,528,000
Investment banking	4,654,200	4,583,600	8,583,700	6,421,500
Other income	1,709,300	1,042,300	2,592,100	1,506,700

Total revenues	$23,572,000	$21,021,500	$48,985,200	$30,348,300

Expenses
Compensation and benefits	17,232,400	14,876,200	35,595,100	22,348,300
Clearing fees	1,150,600	488,000	2,884,700	731,000
Occupancy	2,429,900	1,679,600	4,875,000	2,719,600
Communication	2,199,000	989,900	4,107,200	1,622,600
Interest	2,254,300	2,452,500	4,528,900	3,245,000
Goodwill impairment	39,413,800		39,413,800
Amortization	353,600	695,400	778,600	835,300

Total expenses	$65,033,600	$21,181,600	$92,183,300	$31,501,800

Loss from continuing operations before income taxes	(41,461,600)	(160,100)	(43,198,100)	(1,153,500)
Income tax benefit (expense)	(2,232,300)	(177,600)	(2,232,300)	224,200

Loss from continuing operations	$(43,693,900)	$(337,700)	$(45,430,400)	$(929,300)

Discontinued operations, net of income taxes:
Operating loss	(90,795,400)	(1,523,400)	(90,635,700)	(2,093,100)
Net gain on disposition	29,485,400		29,485,400

	$(61,310,000)	$(1,523,400)	$(61,150,300)	$(2,093,100)
Cumulative effect of an accounting Change, net of income tax			(1,534,800)

Net loss	$(105,003,900)	$(1,861,100)	$(108,115,500)	$(3,022,400)

Loss per common share basic & diluted:
From continuing operations	(1.33)	(0.01)	(1.39)	(0.04)
From discontinued operations	(1.87)	(0.06)	(1.87)	(0.09)
From cumulative effect of accounting change			(0.04)

Net loss per common share	$(3.20)	$(0.07)	$(3.30)	$(0.13)

Diluted shares outstanding	32,773,500	26,609,900	32,766,600	24,095,000

STOCKWALK GROUP, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30,

	2001	2000

Operating activities

Net cash provided by (used for) operating activities	$1,881,400	$(29,226,300)

Investing activities

Disposal of MJK Clearing	(52,767,300)	—
Acquisition of R. J. Steichen and Company	—	(18,637,800)
Acquisition of Kinnard Investments, Inc.	—	(11,842,400)
Purchase of license agreements	—	(168,000)
Purchase of furniture and equipment	(1,303,900)	(3,464,800)

Net cash used for investing activities	$(54,071,200)	$(34,113,000)

Financing activities

Increase in short-term borrowings	37,701,500	48,064,000
Issuance of notes payable		19,533,800
Net payment on notes payable	(2,630,200)	(1,640,800)
Restricted by the SIPC	(8,200,000)	—
Issuance (purchase) of common stock	(69,100)	220,400

Net cash provided by financing activities	$26,802,200	$66,177,400

Net increase (decrease) in cash	(25,387,600)	2,838,100
Cash at beginning of the period	32,398,800	5,533,500

Cash at the end of the period	$7,011,200	$8,371,600

STOCKWALK GROUP, INC.
Notes to Consolidated Condensed Financial Statements

1. Description of Business

Our history began in 1980 with the incorporation of Miller Securities, Inc., a specialized municipal bond firm. Miller Securities eventually broadened its business to include a variety of financial services, including securities clearing, and changed its name to Miller, Johnson & Kuehn, Incorporated (“MJK”). MJK Holdings, Inc. (“MJKH”) was formed in June 1997 as a holding company for MJK and MJK’s clearing division. On July 7, 1999, then privately owned MJKH and publicly held NM Holdings, Inc. completed a merger whereby MJKH became a wholly owned subsidiary of NM Holdings, Inc. The surviving entity is now known as Stockwalk Group, Inc. Stockwalk Group, Inc. acquired R.J. Steichen & Company in August 2000 and John G. Kinnard in September 2000. These two firms were merged along with the full service brokerage business of MJK into Miller Johnson Steichen Kinnard, Inc. (“MJSK”) in January 2001. Stockwalk Group, Inc. was the parent company of MJK Clearing, Inc., MJSK, Stockwalk.com, Inc., MJK Capital Corporation, and Stockwalk Investment Management, Inc. MJSK and Stockwalk.com are registered as broker-dealers with the SEC and are members of the NASD and SIPC. Our stock currently trades on the NASDAQ / NMS under the ticker symbol “STOK.”

Going Concern
Our quarterly financial statements reported on this Form 10-Q are prepared on a going concern basis in accordance with Generally Accepted Accounting Principals. Due to the events described below, we have recognized significant losses and write-offs and our liabilities exceed our assets by $27.3 million. We have been unable to pay our maturing commercial paper and certain other liabilities. Without substantial accommodations from our creditors we may not be able to continue in business. An informal committee of creditors is being formed in an attempt to reach an agreement for repayment terms. We may find it more difficult to retain our brokers. We have customers that invested in our convertible notes, commercial paper and secured demand notes. We may have these and other customers transfer their accounts elsewhere.

Reorganization
MJK Clearing, Inc. engaged in the conduit stock lending business. As an agent it located and borrowed margined securities from one broker dealer and lent them to another broker dealer principally to cover customer short transactions. In these transactions, MJK Clearing, Inc. provided funds to the firm from which they borrowed securities and received an equivalent amount of funds from the lending firm. MJK Clearing, Inc. earned an interest spread on these transaction. Each counter party firm was contractually obligated to transfer cash collateral when there was an increase or decrease in the value of the underlining securities.

On September 24, 2001, MJK Clearing, Inc. had outstanding securities lending contracts in which it had a net receivable of $203.7 million from an unrelated NASD member firm called Native Nations Securities, Inc., formerly Freeman Securities, Inc. These contracts included securities that declined in value significantly in the week following the September 11, 2001 terrorist attacks. MJK Clearing, Inc. honored the collateral requests of the firms it had initially received the funds from, and at September 24, 2001 it had a net payable balance of $114.2 million related to the securities originally borrowed from Native Nations. Native Nations failed to honor MJK Clearing’s collateral requests during the rapid devaluation of the securities and announced that it had shut down operations on September 24, 2001. At this point, the receivable was deemed to be non-allowable for SEC regulatory purposes causing MJK Clearing, Inc. to be in violation of its regulatory net capital requirements. MJK Clearing, Inc. promptly notified the NASD and SEC and firm operations were halted. The net loss of the receivable write-off from Native Nations and the related remaining payable to the other firms was $89.5 million and is included in the discontinued operations of MJK Clearing, Inc.

On Thursday September 27, 2001, the Securities Investor Protection Corp. (SIPC) assumed control of MJK Clearing, Inc. and immediately began liquidation proceedings. On Tuesday October 2, 2001, a bankruptcy court approved the transfer of MJK Clearing’s customer accounts to Southwest Clearing Corporation of Dallas, Texas. The SIPC trustee is responsible for the collection of the assets for MJK Clearing, Inc. for distribution in the bankruptcy proceedings to first reimburse SIPC for advances made in behalf of customers of MJK Clearing, Inc. and then for the benefit of the creditors in accordance with the Bankruptcy Act. In a separate transaction the court approved the sale of MJSK stock to Stockwalk Group, Inc for $3.2 million.

Without the benefit of earning interest on the customer margin balances now held at Southwest Clearing Corporation, management has determined that the online brokerage business is not part of the long-term plans of Stockwalk Group, Inc. and has received bids from potential buyers. The offers provide for the purchase of the customer accounts without the assumption of tangible assets or liabilities. See note 6 for further discussion on the disposition of Stockwalk.com.

STOCKWALK GROUP, INC.
Notes to Consolidated Condensed Financial Statements

2. Accounting Changes

We have adopted the Statement of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets as issued by the Financial Accounting Standards Board as of April 2001. Under these standards, goodwill is no longer amortized but is subject to periodic impairment tests. An April 1, 2001 calculation for goodwill impairment under these new standards indicated that goodwill recorded in connection with our online brokerage unit was impaired. The $1.5 million charge was recorded as a cumulative effect of an accounting change. Other intangible assets with defined lives will continue to be amortized. During the six months ended September 30, 2001 we recognized amortization expense of $817,300 on those intangibles, of which $38,700 was included in the discontinued operations of Stockwalk.com.

Due to the SIPC liquidation of our clearing brokerage and it’s effects on our brokers and customers we performed an analysis of the goodwill in our full service reporting unit at September 30, 2001, based on a discounted cash flow model. Our calculation indicated that the entire $39.4 million of goodwill was impaired due to the impact of decimalization, overall market declines and the uncertainty of our broker and customer retention. We also recorded goodwill impairment of $20.0 million and $2.3 million for the discontinued operations of MJK Clearing and Stockwalk.com in the quarter ended September 30, 2001.

At September 30, 2001, we did not have any remaining capitalized intangibles and therefore do not anticipate future amortization charges.

If the Company adopted the new accounting guidelines for both periods, the results would have been as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Net loss before accounting change	$(105,003,900)	$(1,861,100)	$(108,115,500)	$(3,022,400)
Effects of accounting change, net of income tax	—	304,500	—	384,400)

Net loss after accounting change	$(105,003,900)	$(1,556,600)	$(108,115,500)	$(2,638,000)

Diluted loss per common share before accounting change	$(3.20)	$(0.07)	$(3.30)	$(0.13)
Diluted loss per common share after accounting change	$(3.20)	$(0.06)	$(3.30)	$(0.11)

3. Management’s Interim Financial Statement Representation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Although we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the audited financial statements and the notes thereto included in our latest annual financial statements included in our Annual Report on Form 10-K.

STOCKWALK GROUP, INC.
Notes to Consolidated Condensed Financial Statements

4. Financing Arrangements

As of September 30, 2001, we had outstanding commercial paper of $32.3 million with maturities extending through June 18, 2002. Following the events of September 24, we ceased paying matured commercial paper. However, we have made offers to holders’ of matured commercial paper to pay 5% of the matured value of their investment in return for an extension of the remaining balance for 180 day, earning interest at an annual rate of 5%. As of September 30, 2001, there were nine holders of matured commercial paper totaling $721,000. Of these, eight holders totaling $617,000 subsequently agreed to the terms offered. Future maturities of commercial paper are as follows:

October 2001	$13,692,300
November 2001	6,519,000
December 2001	6,071,000
January — June 2002	5,345,000

In August 2000, we completed an offering for $21.5 million of 10% convertible subordinated notes due in 2005, of which $16.4 million were outstanding at September 30, 2001. The next scheduled interest payment on the notes is February 1, 2002. By the terms of the indenture related to these notes, the liquidation of MJK Clearing, Inc. represents an event of default and the notes outstanding are due on demand.

At September 30, 2001 we had a bank note payable for $2.1 million. Subsequent monthly principal payments of $50,000 plus accrued interest have not been paid.

At the commencement of the SIPC proceeding, MJK Clearing, Inc. had outstanding loans under it’s lines of credit totaling $30.9 million which were secured by customer and firm owned securities. These loans are in default. Resolution of these claims of MJK Clearing, Inc. as well as the $16.3 million of secured demand notes of MJK Clearing will be resolved in the SIPC proceedings referred to in Item 1. We have not guaranteed any of the obligations and, accordingly, they have been eliminated from our consolidated financial statements.

5. Shareholder’s Equity

Statement Regarding Computation of Weighted Average Number of Shares Outstanding
We calculate earnings per share by dividing net income by the weighted average number of shares of common stock outstanding to arrive at the basic earnings per common share. We calculate diluted earnings per share by dividing net income by the weighted average number of shares of common stock and dilutive stock equivalents from the exercise of stock options and warrants using the treasury stock method. Dilutive stock equivalents are options and warrants that have an exercise price less than the average market price of our common stock, for the respective periods.

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Weighted average shares outstanding- basic	32,773,500	26,609,900	32,766,600	24,095,000
Dilutive effect of stock options and warrants after application of the treasury stock method	4,400	33,200	5,500	176,500

Weighted average shares outstanding-dilutive	32,777,900	26,643,100	32,772,100	24,271,500

STOCKWALK GROUP, INC.
Notes to Consolidated Condensed Financial Statements

6. Organizational Changes

Dispositions
MJK, Clearing, Inc.

On September 27, 2001, a SIPC liquidation proceeding of MJK Clearing, Inc. was initiated following its violation of SEC net capital regulations. The second quarter loss $89.2 million includes the $89.5 million net loss in stock lending transactions initiated with Native Nations Securities, Inc. The $34.9 million gain on the liquidation represents the relief of the net liabilities of MJK Clearing, Inc. following the commencement of the SIPC liquidation proceedings. The gain was reduced by a $3.2 million fee paid to the SIPC trustee for the stock of MJSK, and a write-off of $5.1 million of our September commissions due from the SIPC trustee. Future receipt of these commissions will depend on the SIPC’s ability to collect funds from other parties in the Native Nations stock transaction in excess of the obligations of MJK Clearing, Inc. ranking ahead of the claim. Basic and diluted per share results of MJK Clearing, Inc. were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Operating income (losses), net of income tax	$(2.72)	$0.00	$(2.70)	$.02
Gain on SIPC liquidation, net of income tax	$1.06		$1.06

Stockwalk.com, Inc.

With the loss of customer account balances and their related interest previously earned at MJK Clearing, Inc., management determined that Stockwalk.com’s business is no longer consistent with our long-term plans. We plan on selling the customer accounts and reducing on-going financial obligations of the online subsidiary. Stockwalk.com recognized a loss from operations of $1.6 million for the quarter ended September 30, 2001 compared to $1.5 million for comparable period in 2000. The $5.4 million loss on the disposition of Stockwalk.com, Inc. includes $2.9 million write-offs of fixed assets and capitalized software, a $506,500 provision for operating losses during the three-month phase-out period ending December 31, 2001 and a $2.0 million write down on the investment in preferred shares acquired in connection with the sale of a division of Stockwalk.com in February 2001. Basic and diluted per share results of Stockwalk.com, Inc. were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Operating losses, net of income tax	$(0.05)	$(.06)	$(0.07)	$(0.11)
Loss on disposal, net of income tax	$(0.16)		$(0.16)

STOCKWALK GROUP, INC.
Notes to Consolidated Condensed Financial Statements

7. Regulatory Net Capital Requirements and Dividend Restrictions

Our broker dealers are subject to the Securities and Exchange Commission’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. At September 30, 2001, MJSK’s net capital was $3.0 million and $625,100 in excess of its regulatory requirements. The SIPC trustee released $1.5 million of our restricted funds in October 2001, which we contributed to MJSK as a capital contribution. The September 30, 2001 net capital calculation included a $2.7 million haircut that will not be imposed on future calculations. Stockwalk.com, Inc. is required to maintain a minimum net capital of $50,000. At September 30, 2001, Stockwalk.com, Inc. had net capital of $139,062.

8.     Income Taxes

Given the uncertainty surrounding the economy, capital markets and our operational profitability, the tax benefits attributed to the current year net operating losses may not be recoverable. Accordingly, we established a valuation reserve with respect to the tax benefit in the six months ended September 30, 2001. We also recorded a valuation allowance for the existing $2.2 million deferred tax asset in the quarter ended September 30, 2001. The related change in the valuation allowance is reflected within the consolidated condensed statements of operations as income tax expense.

9.     Commitments and Contingencies

On November 9, 2001, a holder of $700,000 of our matured commercial paper filed a lawsuit in Hennepin County District Court for breach of contract, seeking repayment of the loan, interest due and unspecified damages

We may be subject to legal proceedings commenced by investors who experienced financial losses from the purchase of our common stock, commercial paper, convertible notes, and secured demand notes.

At September 30, 2001, the SIPC restricted $8.2 million of our cash of which $3.2 million was used to acquire the outstanding shares of MJSK stock in October 2001. The SIPC has subsequently released $3.0 million, which was contributed to MJSK as capital infusion. An additional $1.5 million may be released in December 2001 and used as a contribution to MJSK. Similar to the October release, the SIPC will only release the funds if they have not determined that any facts or circumstances exist which would support a claim by the liquidating estate of the Debtor against us or any of our officers or directors.

STOCKWALK GROUP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Going Concern

Our quarterly financial statements reported on this Form 10-Q are prepared on a going concern basis in accordance with Generally Accepted Accounting Principals. Due to the events described below, we have recognized significant losses and write-offs and our liabilities exceed our assets by $27.3 million. We have been unable to pay our maturing commercial paper and certain other liabilities. Without substantial accommodations from our creditors we may not be able to continue operations. An informal committee of creditors is being formed in an attempt to reach an agreement for repayment terms. We may find it more difficult to retain our brokers. We have customers that invested in our convertible notes, commercial paper and secured demand notes. We may have these and other customers transfer their accounts elsewhere.

Reorganization

MJK Clearing, Inc. engaged in the stock lending business. As an agent it located and borrowed margined securities from one broker dealer and lent them to another broker dealer principally to cover customer short transactions. In these transactions, MJK Clearing, Inc. wired funds to the firm from which they borrowed securities and received an equivalent amount from the lending firm. MJK Clearing, Inc. earned an interest spread on the transaction. As part of the contract, each firm was required to transfer cash collateral when an increase or decrease occurs in the value of the underlining securities.

On September 24, 2001, MJK Clearing, Inc. had outstanding contracts in which it had a net receivable of $203.7 million from the NASD member firm called Native Nations Securities, Inc, formerly Freeman Securities, Inc. These contracts included securities that declined significantly the week following the terrorist attacks. MJK Clearing, Inc. honored the collateral requests of the firms had initially received the funds from, and at September 24, 2001 it had a net payable balance of $114.2 million related to the Securities borrowed from Native Nations. Native Nations failed to honor MJK Clearing’s collateral requests during the rapid devaluation of the securities and announced that that it had shut down operations on September 24, 2001. At this point the receivable was deemed to be non-allowable for SEC regulatory purposes and put MJK Clearing, Inc. in a regulatory net capital violation and firm operations were halted. The net loss of the receivable write-off from Native Nations and the related remaining payable to the other firms was $89.5 million and is included in the discontinued operations of MJK Clearing, Inc.

On Thursday September 27, 2001, the Securities Investor Protection Corp (SIPC) assumed control of MJK Clearing, Inc. and immediately began liquidation proceedings. On Tuesday October 2, 2001, the bankruptcy court approved the transfer of the customer accounts to Southwest Clearing Corporation of Dallas, Texas. The SIPC trustee is responsible for the collection of the assets for MJK Clearing, Inc. for distribution in the bankruptcy proceedings to reimburse SIPC for advances made in behalf of customers of MJK Clearing, Inc. and then for the benefit of the creditors in accordance with the Bankruptcy Act. In a separate transaction the court approved the sale of MJSK operations to Stockwalk Group, Inc for $3.2 million.

Without the benefit of earning interest on the customer margin balances now held at Southwest Clearing Corporation, management has determined that the online brokerage business is not part of the long term plans of Stockwalk Group, Inc. and has received bids from potential buyers. The offers provide for the purchase of the customer accounts without the assumption of tangible assets or liabilities. The loss on disposal includes write-offs of capitalized software and a provision for the estimated operating losses of $506,600 during the phase out period.

Continuing Operations

Through our traditional full-service broker dealer, MJSK, we act as an agent, principal and underwriter for customers seeking to complete securities transactions. We charge a brokerage commission when acting as an agent for our customers. We recognize income or loss on inventory sold to customers from inventory maintained for those securities in which we make a market. We also provide investment banking services to our clients by managing or co-managing public offerings of securities or by arranging private placements of securities with institutional or individual accredited investors. Our corporate and public capital finance departments accept invitations to participate in competitive or negotiated underwritings managed by other investment banking firms and allocate our underwriting positions to our brokers, institutional clients and other broker dealers.

MJSK is a dealer in corporate equity and corporate and governmental fixed income securities and recognizes profits or losses on transactions in, or fluctuations in, the value of securities held in inventory. MJSK presently serves as a market maker for approximately 140 NASDAQ companies. Many of these companies have been clients of our investment-banking group or are covered by our research analysts. As a market maker we publish bid and ask prices for the securities in which we make markets. We publish prices on our inventory of taxable and non-taxable municipal bond issues and bid on municipal bond issues in the inter-dealer market.

All of our customer and trading transactions are now cleared through Southwest Clearing Corporation, a subsidiary of SWS Securities, Inc.

The investment banking department generates income primarily from fees which are frequently based on the amount of capital raised, but may include equity participation through the receipt of warrants. The public finance division also includes an originations group and a fiscal advisory group. The originations group participates in underwriting activities while the fiscal advisory group provides independent advice to MJSK’s public sector clients. MJSK’s originations group concentrates primarily on revenue bond issues, many of which are conduit issues where a municipality lends its name to provide tax-exempt status to qualifying projects. Our underwriting areas include 501(c)(3) nonprofit healthcare projects, housing projects, industrial revenue bond projects and school facilities. MJSK’s fiscal advisory group advises municipalities on the structure and terms of bond financings, particularly general obligation bond issues, throughout the upper Midwest.

MJSK’s corporate finance group assists small and emerging companies, including start-ups, in raising capital from both public and private sources. The group focuses on companies in the upper Midwest. It provides financial advisory services, manages or co-manages public offerings of equity and debt, and arranges private placement of securities.

MJSK also maintains a research department that provides analysis, investment recommendations and market information on small capitalization emerging growth companies. MJSK also supplements internal research with research products from independent organizations.

Factors that may affect future results

The matters set forth in this public dissemination, including management’s expectations regarding future growth and profitability, are forward-looking statements within the context of the Private Securities Litigation Reform Act of 1995. These statements involve certain risks and uncertainties that could cause actual results to differ materially from such statements. See additional cautionary statements in exhibit 99.1

We have recognized significant losses and write-offs and our liabilities exceed our assets by $27.3 million. The equity markets have experienced significant declines for the past 18 months that have reduced our commissions, trading profits and equity underwriting results. We no longer operate our most profitable business segment, MJK Clearing, Inc. and our ability to retain our skilled brokers and their customers is uncertain. We have been unable to make payments on amounts owed on the maturing commercial paper. Without substantial accommodations from our creditors we will not be able to continue as a going concern. An informal committee of creditors is being formed in an attempt to reach an agreement for repayment terms.

Segments

Our reportable segments at April 1, 2001 consisted of full-service brokerage, clearing brokerage and online brokerage. Each of these segments followed the corporate structure, Miller Johnson Steichen Kinnard, Inc. — full-service brokerage, MJK Clearing, Inc. — clearing brokerage and Stockwalk.com, Inc. — online brokerage. With the SIPC liquidation of MJK Clearing, Inc. and management’s decision to dispose of Stockwalk.com, Inc. our continuing reportable segment is the full-service brokerage operations.

Information concerning changes in period results in dollars and percentages of continuing full-service operations is as follows:

	Quarter	Quarter	Six Months	Six Months
	Dollars	Percentage	Dollars	Percentage

Revenues
Trading profits	$(2,360,200)	(34.2%)	$(228,700)	(2.2%)
Interest	(1,326,000)	(56.0%)	799,700	31.5%
Commissions	5,499,100	89.8%	14,818,300	155.5%
Investment banking	70,600	1.5%	2,162,200	33.7%
Other income	667,000	64.0%	1,085,400	72.0%

Total revenues	$2,550,500		$16,729,300

Expenses
Compensation and benefits	2,356,200	15.8%	13,246,800	59.3%
Clearing fees	662,600	135.8%	2,153,700	294.6%
Occupancy	750,300	44.7%	2,155,400	79.3%
Communication	1,209,100	122.1%	2,484,600	153.1%
Interest	(198,200)	(8.1%)	1,283,900	39.6%
Goodwill impairment	39,413,800		39,413,800
Amortization	(341,800)	(49.2%)	(56,700)	(6.8%)

Total expenses	$43,852,000		$20,734,100

Three Months Ended September 30, 2001 and September 30, 2000

The results for the three months ended September 2000 include the full-service operations of the former Miller, Johnson & Kuehn, Inc. for the entire period and the operations of R.J. Steichen & Company, Inc. and John G. Kinnard, Inc. their respective acquisition dates of August 1, 2000 and September 8, 2000. Trading profits declined $2.4 million or 34% as a result of the reduced trading margins from the implementation of decimalization. Interest income declined $1.3 million or 56% due to the transfer of certain customer balances (formerly of R.J. Steichen) to MJK Clearing, Inc. on August 1, 2001. The current year results from continuing operations include only one month of interest compared to two months, from acquisition date, in the quarter ended September 30, 2000. We do not hold customer balances and do not expect to earn interest income on customer margin accounts in future periods. Commission revenue increased from $6.1 million to $11.6 million as a result of recording a full quarter’s worth of commissions from the former Steichen and Kinnard brokers in the current year.

Employee compensation increased $2.4 million or 15.8% as a result of a $1.4 million accrual for John G. Kinnard annual retention bonus accruals during the quarter ended September 30, 2001 and the increase in commissioned revenue earned by the brokers. The increase in clearing fees, occupancy and communication expenditures is due to the prior year operating results including only two months of R.J. Steichen & Company activity and one month of John G. Kinnard, Inc. activity.

The decrease in interest expense is due to the customer credit balances being transferred to MJK Clearing on August 1, 2001. Interest expense was recorded on these accounts for two months in the quarter ended September 30, 2000. The offsetting increase in interest expense is the result of interest expense recorded in connection with the outstanding commercial paper, $4.8 million outstanding at September 30, 2000; $32.3 million at September 30, 2001.

Goodwill impairment of $39.4 million was recorded in the quarter ended September 30, 2001. The charge reflects the effects of decimalization on our equity trading operations, the declining equity markets, the lack of equity financing deals and the potential loss of brokers and customers as a result of the SIPC liquidation.

The ability to maintain and grow our revenues will be dependent on our ability to retain and attract qualified brokers, and market conditions. We believe that non-commission expenditures will decline from the current period results that include residual expenditures related to prior year acquisitions.

Given the uncertainty surrounding the economy, capital markets and our operational profitability, the tax benefits attributed to the second quarter net operating losses may not be recoverable. Accordingly, we established a valuation reserve with respect to the tax benefits in the quarter ended September 30, 2001.

Six Months Ended September 30, 2001 and 2000

The results for the six months ended September 2000 include the full-service operations of the former Miller, Johnson & Kuehn, Inc. for the entire period and the operations of R.J. Steichen & Company, Inc. and John G. Kinnard, Inc. their respective acquisition dates of August 1, 2000 and September 8, 2000. Interest income increased $799,700 or 31.5% due to the customer margin balances of R.J. Steichen earning interest income for the four months before these balances were transferred to MJK Clearing, Inc. on August 1, 2001. The prior year results include only the interest earned on the customer accounts for the two months following the acquisition of R.J. Steichen. We no longer hold customer balances and do not expect to earn interest income on customer margin accounts in future periods. Commission revenue increased from $9.5 million to $24.3 million as a result of the current year results including commissions earned by the Steichen and Kinnard brokers for the entire period.

Employee compensation increased $14.9 million or 59.3% as a result of the increase in commissioned revenue earned by the brokers, retention bonuses, severances and Steichen and Kinnard support personnel being employed for the full six months in the six months ended September 30, 2001. The increase in clearing fees, occupancy and communication expenditures is due the prior year operating results including only two months of R.J. Steichen & Company activity and one month of John G. Kinnard, Inc. activity.

The increase in interest expense of 39.6% is due to the amounts paid for customer credit balances of R.J. Steichen four months ending July 31, 2001 compared to two months of interest in the six months ended September 30, 2000. The increase in interest expense is also the result of interest expense recorded in connection with the outstanding commercial paper, $4.8 million outstanding at September 30, 2000; $32.3 million at September 30, 2001.

The ability to maintain and grow our revenues will be dependent on our ability to retain and attract qualified brokers, and market conditions. We believe that non-commission expenditures will decline from the current period results that include residual expenditures related to prior year acquisitions.

Discontinued Operations

On September 27, 2001, a SIPC liquidation proceeding of MJK Clearing, Inc. was initiated following its violation of SEC net capital regulations. The second quarter loss $89.2 million includes the $89.5 million net loss in stock lending transactions initiated with Native Nations Securities, Inc. The $34.9 million gain on the liquidation represents the relief of the net liabilities of MJK Clearing, Inc. following the commencement of the SIPC liquidation proceedings. The gain was reduced by $3.2 million fee paid to the SIPC trustee for the stock of MJSK, and a write-off of $5.1 million of our September commissions due from the SIPC trustee.

With the loss of customer account balances and their related interest previously earned at MJK Clearing, Inc., management determined that Stockwalk.com’s business is no longer consistent with our long-term plans. We plan on selling the customer accounts and reducing on-going financial obligations of the online subsidiary. Stockwalk.com recognized a loss from operations of $1.6 million for the quarter ended September 30, 2001 compared to $1.5 million for comparable period in 2000. The $5.4 million loss on the disposition of Stockwalk.com, Inc. includes write-offs of capitalized software, a $506,500 provision for operating losses during the three-month phase-out period ending December 31, 2001 and a write down on the investment in preferred shares of $2.0 million acquired in connection with the sale of a division of Stockwalk.com in February 2001.

Liquidity and Capital Resources

At September 30, 2001, our liabilities exceeded our total assets by $27.3 million. We had cash balances of $15.2 million, of which $8.2 million was restricted due to the SIPC proceeding of MJK Clearing, Inc., and net marketable securities of $25.0 million. Our current liabilities consist of $32.3 million of outstanding commercial paper with maturities of 30 to 270 days from the time of sale, $18.5 million of accounts payable which includes $12.1 million related to the margined inventory previously held at MJK Clearing, Inc. and $3.2 million paid to SIPC for the shares for MJSK stock in October 2001. The $16.4 million of outstanding subordinated convertible notes, originally due in 2005, went into default as a result of the SIPC liquidation and are therefore payable on demand. We are meeting current payment obligations on trade accounts payable as they come due. We have been unable to make payments on amounts owed on the maturing commercial paper and have defaulted on principal and interest payments on a bank note. We do not currently have existing viable means to obtain additional financing. Without substantial accommodations from our creditors we will not be able to continue as a going concern. An informal committee of creditors has been formed in an attempt to reach an agreement for repayment terms.

The $1.9 million of cash provided by operations is primarily related to a $34.9 million in clearing brokerage assets prior to SIPC liquidation proceedings and a decrease in other assets of $4.9 million offset by the net loss before non-cash related items of $10.6 million and an increase in trading securities of $27.3 million.

Our investing activities consisted of the disposal of MJK Clearing and the acquisition of certain fixed assets. At the time of the SIPC assumption of our clearing operations, MJK Clearing, Inc. had cash on hand of $52.8 million.

Our financing activities provided cash of $26.8 million in the six months ended September 30, 2001 primarily resulting from the increase in commercial paper from $12.7 million at March 31, 2001 to $32.3 million at September 30, 2001. Additional financing was acquired by short-term secured borrowings on our bank lines for use in our clearing operations. The SIPC restricted $8.2 million at September 30, 2001, of which $3.2 million was subsequently released to acquire the stock of MJSK and another $3.0 million has been released to capitalized MJSK.

Our broker dealers are subject to the Securities and Exchange Commission’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. At September 30, 2001, MJSK’s net capital was $3.0 million and $625,100 in excess of its regulatory requirements. The SIPC trustee released $1.5 million of our restricted funds in October 2001, which we contributed to MJSK as a capital contribution. The September 30, 2001 net capital calculation included a $2.7 million haircut that will not be imposed on future calculations. Stockwalk.com, Inc. is required to maintain a minimum net capital of $50,000. At September 30, 2001, Stockwalk.com, Inc. had net capital of $139,062.

At September 30, 2001, we had approximately $35 million secured credit agreements. We do not currently have collateral that would enable us to draw funds on this credit facility.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is the impact that equity market pricing and interest rate fluctuations may have on the value of financial securities we. We manage this risk exposure through a process of internal controls and management review. Position limits for trading and investments are established and monitored on an on-going basis. The trading inventory is turned over frequently throughout the year and are monitored daily by management. Our equity price risk results from the risk of loss from price movements, volatility or liquidity over which we have no control. Our corporate equity holdings on long positions were $2.0 million at September 30, 2001. The potential loss in fair value, using a hypothetical 25% decline in equity prices on September 30, 2001 holdings, is estimated to be $500,000. A 25% hypothetical decline was used to represent a significant yet plausible market change.

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

Dated: November 19, 2001	STOCKWALK GROUP, INC.

	By:	/s/ Jeffrey L. Houdek

	Its:	V. P. of Finance and Chief Financial Officer